Form 10-Q
period 2020-03-31
PPD, Inc.
filed 2020-05-07
CIK 1793294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
————————————————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PPD	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	348,584,371 shares outstanding as of April 30, 2020

When we use the terms “PPD,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean PPD, Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such.
These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions including forward-looking statements about the impact from the novel coronavirus disease (the “COVID-19 pandemic”). We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at this time, including the impact from the COVID-19 pandemic. As you read this quarterly report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements contained herein are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, actual results might differ materially from those expressed in the forward-looking statements. Factors that might materially affect such forward-looking statements include:

•	the magnitude, continued duration, geographic reach and ongoing impact on the global economy and capital and credit markets of the COVID-19 pandemic;

•
the current and uncertain future impact from the COVID-19 pandemic on our business, growth, reputation, prospects, financial condition, results of operations (including components of our financial results), cash flows and liquidity;

•	the fragmented and highly competitive nature of the drug development services industry;

•	changes in trends in the biopharmaceutical industry, including decreases in research and development spending and outsourcing;

•	our ability to keep pace with rapid technological changes that could make our services less competitive or obsolete;

•
the United States and international healthcare industry is subject to political, economic and/or regulatory influences and changes, such as healthcare reform, all of which could adversely affect both our customers’ and our businesses;

•	any failure of our backlog to accurately predict or convert into future revenue;

•	the fact that our customers can terminate, delay or reduce the scope of our contracts with them upon short notice or with no notice;

•	the impact of industry, customer and therapeutic area concentration;

•	our ability to accurately price our contracts and manage our costs associated with performance of such contracts;

•	any failures in our information and communication systems, including cybersecurity breaches, impacting us or our customers, clinical trial participants or employees;

•	any failure to perform services in accordance with contractual requirements, regulatory standards and ethical standards;

•	our ability to recruit, retain and motivate key personnel, including the loss of any key executive who becomes seriously ill with COVID-19;

•	our ability to attract suitable investigators or enroll a sufficient number of patients for our customers’ clinical trials;

•	any failure by us to comply with numerous privacy laws;

•	our dependence on third parties for critical goods and support services, including a significant impact from the COVID-19 pandemic on our suppliers;

•	our dependence on our technology network, and the impact from upgrades to the network;

•
any violation of laws, including laws governing the conduct of clinical trials or other biopharmaceutical research, and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010;

•	competition between our existing and potential customers and the potential negative impact on our business;

•	our management of business restructuring transactions and the integration of acquisitions;

•	risks related to the drug development services industry that could result in potential liability that could affect our business, reputation and financial condition;

•	any failure of our insurance to cover the potential liabilities, including indemnification obligations, associated with the operation of our business and provision of services;

•	our use of biological and hazardous materials, which could violate law or cause injury or death, resulting in liability;

•	disruptions to our operations by the occurrence of a natural disaster, pandemic (such as the COVID-19 pandemic), or other catastrophic events;

•	international or U.S. economic, currency, political and other risks, such as those from the COVID-19 pandemic;

•	economic conditions and regulatory changes relating to the United Kingdom’s exit from the European Union;

•	any inability to adequately protect our intellectual property or the security of our systems and the data stored therein;

•	consolidation amongst our customers, and the potential for rationalization of the combined drug development pipeline, resulting in fewer products in clinical development;

•	any patent or other intellectual property litigation we might be involved in;

•	changes in tax laws, such as U.S. tax reform, or interpretations of existing tax laws;

•	our investments in third parties, which are illiquid and subject to loss;

•	the substantial value of our goodwill and intangible assets, which we might not fully realize, resulting in impairment losses;

•	difficult and volatile conditions in the capital and credit markets and in the overall economy, including those caused by the COVID-19 pandemic;

•	risks related to our indebtedness;

•	risks related to ownership of our common stock;

•	the significant influence certain stockholders have over us; and

•	other factors beyond our control.
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further discussion of the risks relating to our business, see Part II, Item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”).

PPD, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$1,072,462	$963,738

Operating costs and expenses:
Direct costs, exclusive of depreciation and amortization	414,439	367,202
Reimbursed costs	250,850	225,019
Selling, general and administrative expenses	247,776	218,380
Depreciation and amortization	66,315	65,418
Total operating costs and expenses	979,380	876,019
Income from operations	93,082	87,719
Interest expense, net of interest income of $1,270 and $1,492 for the
three months ended March 31, 2020 and 2019, respectively	(64,710)	(66,523)
Loss on extinguishment of debt	(50,065)	—
Loss on investments	(26,872)	(14,100)
Other income (expense), net	29,294	(24,301)
Loss before benefit from income taxes	(19,271)	(17,205)
Benefit from income taxes	(7,717)	(3,299)
Loss before equity in losses of unconsolidated affiliates	(11,554)	(13,906)
Equity in losses of unconsolidated affiliates, net of income taxes	(1,566)	(328)
Net loss	(13,120)	(14,234)
Net income attributable to noncontrolling interest	(2,718)	(861)
Net loss attributable to PPD, Inc.	(15,838)	(15,095)
Recapitalization investment portfolio consideration	20,062	10,628
Net income (loss) attributable to common stockholders of PPD, Inc.	$4,224	$(4,467)

Income (loss) per share attributable to common stockholders of PPD, Inc.:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)
Weighted-average common shares outstanding:
Basic	318,221	279,086
Diluted	322,424	279,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(13,120)	$(14,234)

Other comprehensive (loss) income, net of tax expense (benefit):
Foreign currency translation adjustments	(87,953)	52,537
Defined benefit pension plan adjustments, net of income taxes of
$30 and $36 for the three months ended March 31, 2020 and 2019, respectively	110	145
Derivative instruments adjustments, net of income taxes of $(25,109) and $(562)
for the three months ended March 31, 2020 and 2019, respectively	(77,705)	(2,410)
Other comprehensive (loss) income	(165,548)	50,272
Comprehensive (loss) income	(178,668)	36,038
Comprehensive income attributable to noncontrolling interest	(2,705)	(911)
Comprehensive (loss) income attributable to PPD, Inc.	(181,373)	35,127
Recapitalization investment portfolio consideration	20,062	10,628
Comprehensive (loss) income attributable to common stockholders of PPD, Inc.	$(161,311)	$45,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

Assets
	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$738,364	$345,187
Accounts receivable and unbilled services, net	1,352,232	1,326,614
Income taxes receivable	18,498	27,437
Prepaid expenses and other current assets	115,845	119,776
Total current assets	2,224,939	1,819,014

Property and equipment, net	455,439	458,845
Investments in unconsolidated affiliates	31,953	34,028
Investments	223,668	250,348
Goodwill, net	1,723,334	1,764,104
Intangible assets, net	835,284	892,091
Other assets	148,676	156,220
Operating lease right-of-use assets	171,495	181,596
Total assets	$5,814,788	$5,556,246
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable	$116,568	$130,060
Accrued expenses:
Payables to investigators	324,053	322,231
Accrued employee compensation	246,993	263,834
Accrued interest	12,365	44,527
Other accrued expenses	163,197	138,632
Income taxes payable	9,295	15,161
Unearned revenue	1,057,988	1,110,872
Current portion of operating lease liabilities	46,265	45,962
Current portion of long-term debt and finance lease obligations	35,894	35,794
Total current liabilities	2,012,618	2,107,073

Accrued income taxes	16,909	38,465
Deferred tax liabilities	82,946	92,225
Recapitalization investment portfolio liability	171,616	191,678
Long-term operating lease liabilities, less current portion	143,962	153,766
Long-term debt and finance lease obligations, less current portion	4,336,826	5,608,134
Other liabilities	97,068	33,017
Total liabilities	6,861,945	8,224,358
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	32,741	30,036
Stockholders’ deficit:
Preferred stock - $0.01 par value; 100,000 shares authorized as of March 31, 2020
None issued and outstanding as of March 31, 2020	—	—
Common stock - $0.01 par value; 2,000,000 and 2,080,000 shares authorized as of
March 31, 2020 and December 31, 2019, respectively;
349,310 shares issued and 348,584 shares outstanding as of March 31, 2020, and
280,127 shares issued and 279,426 shares outstanding as of December 31, 2019	3,493	2,801
Treasury stock, at cost, 726 shares and 701 shares as of March 31, 2020 and
December 31, 2019, respectively	(13,268)	(12,707)
Additional paid-in-capital	1,782,232	1,983
Accumulated deficit	(2,387,903)	(2,391,321)
Accumulated other comprehensive loss	(464,452)	(298,904)
Total stockholders’ deficit	(1,079,898)	(2,698,148)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$5,814,788	$5,556,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,120)	$(14,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,315	65,418
Stock-based compensation expense	5,272	3,734
Non-cash operating lease expense	9,819	10,400
Amortization of debt issuance costs, modification costs and debt discounts	3,857	2,575
Non-cash losses (gains) on interest rate swaps	5,965	(2,410)
Loss on investments	26,872	14,100
Deferred income tax expense	8,790	3,342
Loss on extinguishment of debt	50,065	—
Amortization of costs to obtain a contract	1,561	2,874
Other	1,456	(970)
Change in operating assets and liabilities, net of effect of business acquired:
Accounts receivable and unbilled services, net	(61,700)	(1,736)
Prepaid expenses and other current assets	22,135	9,028
Other assets	(9,546)	(12,840)
Income taxes, net	(18,767)	(12,543)
Accounts payable, accrued expenses and other liabilities	(48,119)	(73,888)
Operating lease liabilities	(9,868)	(9,208)
Unearned revenue	(21,614)	29,953
Net cash provided by operating activities	19,373	13,595
Cash flows from investing activities:
Purchases of property and equipment	(42,768)	(24,761)
Acquisition of business, net of cash and cash equivalents acquired	—	(5,731)
Capital contributions paid for investments, net of distributions received	(452)	(898)
Investments in unconsolidated affiliates	—	(20,000)
Net cash used in investing activities	(43,220)	(51,390)
Cash flows from financing activities:
Purchase of treasury stock	(865)	(303)
Proceeds from exercise of stock options	2,709	2,889
Borrowing on Revolving Credit Facility	150,000	—
Redemption of HoldCo Notes	(1,464,500)	—
Payments on long-term debt and finance leases	(10,427)	(8,590)
Net proceeds from initial public offering	1,774,941	—
Net cash provided by (used in) financing activities	451,858	(6,004)
Effect of exchange rate changes on cash and cash equivalents	(34,834)	27,844
Net increase (decrease) in cash and cash equivalents	393,177	(15,955)
Cash and cash equivalents, beginning of the period	345,187	553,066
Cash and cash equivalents, end of the period	$738,364	$537,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2018	$24,892	279,545	$2,795	$41,685	515	$(8,933)	$(312,891)	$(1,245,077)	$(1,522,421)
Net income (loss)	861	—	—	—	—	—	—	(15,095)	(15,095)
Other comprehensive income	50	—	—	—	—	—	50,272	—	50,272
Vesting of restricted stock	—	2	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	192	2	2,887	—	—	—	—	2,889
Stock-based compensation expense	—	—	—	3,734	—	—	—	—	3,734
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	10,628	10,628
Balance, March 31, 2019	$25,803	279,739	$2,797	$48,306	515	$(8,933)	$(262,619)	$(1,249,544)	$(1,469,993)

Balance, December 31, 2019	$30,036	280,127	$2,801	$1,983	701	$(12,707)	$(298,904)	$(2,391,321)	$(2,698,148)
Net income (loss)	2,718	—	—	—	—	—	—	(15,838)	(15,838)
Other comprehensive loss	(13)	—	—	—	—	—	(165,548)	—	(165,548)
Vesting of restricted stock	—	3	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	180	2	2,707	—	—	—	—	2,709
Repurchases of common stock	—	—	—	—	25	(561)	—	—	(561)
Stock-based compensation expense	—	—	—	5,272	—	—	—	—	5,272
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	20,062	20,062
Issuance of common stock for initial public offering	—	69,000	690	1,772,270	—	—	—	—	1,772,960
Other	—	—	—	—	—	—	—	(806)	(806)
Balance, March 31, 2020	$32,741	349,310	$3,493	$1,782,232	726	$(13,268)	$(464,452)	$(2,387,903)	$(1,079,898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

1.    Basis of Presentation
Description of Business
PPD, Inc. (together with its subsidiaries “PPD” or the “Company”) is a holding company incorporated in Delaware. References to the “Company” throughout these condensed consolidated financial statements refer to PPD, Inc. and its consolidated subsidiaries. The Company is a leading provider of drug development services to the biopharmaceutical industry, focused on helping the Company’s customers bring their new medicines to patients around the world. The Company has been in the drug development services business for more than 30 years, providing a comprehensive suite of clinical development and laboratory services to pharmaceutical, biotechnology, medical device, government organizations and other industry participants. The Company has deep experience across a broad range of rapidly growing areas of drug development and engages with customers through a variety of commercial models, including both full-service and functional service partnerships and other offerings tailored to address the specific needs of the Company’s customers. The Company has two reportable segments, Clinical Development Services (“Clinical Development Services”) and Laboratory Services (“Laboratory Services”).
Unaudited Interim Financial Information and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies it follows for annual financial reporting and are disclosed in Note 1 of the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”). There have been no significant changes to the Company’s significant accounting policies during the first three months of 2020, except for a change in how the Company’s Chief Operating Decision Maker (“CODM”) assesses segment performance. See Note 14, “Segments,” for additional information.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company monitors estimates and assumptions on a continuous basis and updates these estimates and assumptions as facts and circumstances change and new information is obtained, including facts and circumstances related to the novel coronavirus disease (the “COVID-19 pandemic”). Actual results could differ from those estimates and assumptions due to, among other things, the increased impacts caused by the COVID-19 pandemic.
In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full twelve-month period ending December 31, 2020 or any other future period. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its 2019 Annual Report on Form 10-K. The information as of December 31, 2019 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the 2019 Annual Report on Form 10-K.
Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of the Company. All intercompany balances and transactions have been eliminated in consolidation. Amounts pertaining to the redeemable noncontrolling ownership interest held by a third-party in the operating results and financial position of the Company’s indirect majority-owned subsidiary are included as a noncontrolling interest.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

Initial Public Offering
On February 6, 2020, the Company’s common stock began trading on The Nasdaq Global Select Market under the symbol “PPD.” On February 10, 2020, the Company completed its initial public offering (“IPO”) of its common stock at a price to the public of $27.00 per share. The Company issued and sold 69.0 million shares of common stock in the IPO, including 9.0 million shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company raised net proceeds of $1,773.0 million through the IPO, after deducting underwriting discounts and other offering expenses totaling $90.0 million. During the three months ended March 31, 2020, the Company expensed $4.0 million of costs related to the IPO.
The Company used a portion of the net proceeds from the IPO to (1) redeem $550.0 million in aggregate principal amount of unsecured 7.625%/8.375% Senior PIK Toggle Notes (the “Initial HoldCo Notes”), plus accrued and unpaid interest thereon and $5.5 million of redemption premium, and (2) redeem $900.0 million in aggregate principal amount of unsecured 7.75%/8.50% Senior PIK Toggle Notes (the “Additional HoldCo Notes” and, together with the Initial HoldCo Notes, the “HoldCo Notes”), plus accrued and unpaid interest thereon and $9.0 million of redemption premium. The redemption of the HoldCo Notes resulted in a loss on extinguishment of debt of $50.1 million. See Note 6, “Long-term Debt and Finance Lease Obligations,” for additional information regarding the redemption.
In connection with the IPO, the Company’s board of directors adopted and stockholders approved the PPD, Inc. 2020 Omnibus Incentive Plan (“2020 Incentive Plan”) to implement a new market-based long-term incentive program to align the Company’s executive compensation package with similarly situated public companies. Any awards previously granted under the Eagle Holding Company I 2017 Incentive Plan (the “Eagle I Plan”) remain subject to the terms of the Eagle I Plan and the applicable award agreements. As of March 31, 2020, there were 39,053,663 shares of common stock available for issuance under the 2020 Incentive Plan with no awards outstanding under the plan. No awards were issued under the Eagle I Plan for the three months ended March 31, 2020 and no additional awards will be granted under the Eagle I Plan in the future. See Note 4, “Stock-based Compensation,” of the Company’s audited consolidated financial statements included in the 2019 Annual Report on Form 10-K for additional information on the Eagle I Plan. Additionally, in connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation, among other things, provides that the Company’s authorized capital consists of 2.0 billion shares of common stock, par value $0.01 per share and 100.0 million shares of preferred stock, par value $0.01 per share. Further, in connection with the IPO, all non-voting shares of common stock were converted to voting shares of common stock.
During the first quarter of 2020, the Company terminated its cash-based long-term incentive plan (the “LTIP”) and accelerated the remaining expense for future service under the plan. The LTIP was terminated to align the long-term compensation package of a certain set of employees to that offered by similarly situated public companies. These employees will receive annual stock-based equity awards beginning in 2020. During the three months ended March 31, 2020, the Company recorded compensation expense of $22.2 million for the acceleration of expense under the LTIP. The compensation expense was recorded as a component of direct costs and selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of operations and is recorded as accrued employee compensation on the condensed consolidated balance sheet.
Recently Adopted Accounting Standard
In August 2018, the Financial Accounting Standards Board issued an accounting standards update to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This new guidance was issued to align the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Upon the adoption of this standard, implementation costs incurred in a cloud computing arrangement that is a service contract will be capitalized and presented in the financial statements similar to prepaid expenses related to service contracts. Additionally, expenses associated with capitalized implementation costs will be recorded in the same financial statement line item as the fees associated with the hosting element of a cloud computing arrangement. The Company adopted this accounting standards update on January 1, 2020 using the prospective method. The adoption of this accounting standards update did not have a material impact to the Company’s condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

2.    Revenue
Performance Obligations
Revenue recognized for the three months ended March 31, 2020 and 2019 from performance obligations partially satisfied in prior periods was $23.6 million and $5.9 million, respectively. These cumulative catch-up adjustments primarily related to (1) contract modifications executed in the current period, which resulted in changes to the transaction price, (2) changes in transaction price related to variable consideration and (3) changes in estimates such as estimated total costs.
As of March 31, 2020, the aggregate amounts of transaction price allocated to unsatisfied performance obligations with an original contract term of greater than one year was $7.1 billion. The Company expects to recognize 34% to 40% of the transaction price allocated to unsatisfied performance obligations over the next 12 months as services are rendered, with the remainder recognized thereafter during the remaining contract term. The Company does not include the value of the transaction price allocated to unsatisfied performance obligations for contracts that have an original contract term of less than one year or for contracts which are determined to be short-term based on certain termination for convenience provisions.
Accounts Receivable and Unbilled Services, net and Unearned Revenue
The Company’s accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

	March 31, 2020	December 31, 2019
Accounts receivable	$731,428	$726,111
Unbilled services	630,370	609,674
Total accounts receivable and unbilled services	1,361,798	1,335,785
Allowance for doubtful accounts	(9,566)	(9,171)
Total accounts receivable and unbilled services, net	$1,352,232	$1,326,614
The Company’s unearned revenue consisted of the following amounts on the dates set forth below:

	March 31, 2020	December 31, 2019
Unearned revenue	$1,057,988	$1,110,872
As of March 31, 2020 and December 31, 2019, contract assets of $165.2 million and $178.8 million, respectively, were included in unbilled services. The changes in the Company’s contract assets and unearned revenue resulted from the timing difference between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones and customer payments. Additionally, during the three months ended March 31, 2020 and 2019, the Company recognized revenue of $478.6 million and $379.8 million, respectively, from the balance of unearned revenue outstanding as of January 1, 2020 and January 1, 2019. Impairments of accounts receivable, unbilled services and contract assets were insignificant during the three months ended March 31, 2020 and 2019.
Customer Concentration
Concentrations of credit risk with respect to accounts receivable and unbilled services, net, are limited due to the Company’s large number of customers. As of March 31, 2020, two customers accounted for approximately 12% and 11%, respectively, of accounts receivable and unbilled services, net. As of December 31, 2019, two customers each individually accounted for approximately 11% of accounts receivable and unbilled services, net. Additionally, for the three months ended March 31, 2020 and 2019, no one customer accounted for greater than 10% of revenues.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

3.    Stockholders’ Deficit and Redeemable Noncontrolling Interest
Shares
Common Stock
The following is a summary of the Company’s authorized, issued and outstanding shares of common stock as of the periods set forth below:

	March 31, 2020	December 31, 2019
Shares authorized	2,000,000	2,080,000
Shares issued	349,310	280,127

Shares outstanding:
Voting	348,584	276,052
Non-voting	—	3,374
Total shares outstanding	348,584	279,426
Voting, Dividend, and Liquidation Rights of Common Stock
Each share of voting stock is entitled to one vote on all matters to be voted on by the stockholders of the Company holding voting stock, including the election of directors. Additionally, the holders of voting stock are entitled to dividends on a pro rata basis at such time and in such amounts, if and when declared by the Company’s board of directors and are entitled to participate on a pro rata basis in all distributions that may be legally made to the Company’s stockholders in connection with a voluntary or involuntary liquidation, dissolution or winding up of the Company. With the completion of the IPO in the first quarter of 2020, all non-voting shares of common stock were converted to voting shares of common stock.
Stock Split
In January 2020, the Company filed its Amended and Restated Certificate of Incorporation prior to the IPO which, among other things, effected a 1.8-for-1 stock split of its common stock and increased the authorized number of shares of its common stock to 2.08 billion, which was subsequently reduced to 2.0 billion in connection with the Company’s Amended and Restated Certificate of Incorporation filed in February 2020 as part of the IPO. All references to share and per share amounts in the Company’s condensed consolidated financial statements for periods prior to the stock split were retrospectively revised to reflect the stock split and increase in authorized shares for all periods presented.
Preferred Stock
In connection with the Company’s Amended and Restated Certificate of Incorporation filed in February 2020, the Company authorized 100.0 million shares of preferred stock. No shares of preferred stock were issued or outstanding as of March 31, 2020.
Redeemable Noncontrolling Interest
The Company owns 60% of its consolidated subsidiary PPD-SNBL K.K. (“PPD-SNBL”). The 40% ownership interest in PPD-SNBL held by Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets due to certain put options under which SNBL may require the Company to purchase SNBL’s remaining ownership interest at fair value upon the occurrence of certain events described in the PPD-SNBL shareholders agreement. As of March 31, 2020 and December 31, 2019, no such events had occurred. See Note 12, “Related Party Transactions,” for additional information.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

4.    Business Combinations
The Company accounted for its business combinations below under the acquisition method of accounting and measured at fair value, the identifiable assets acquired and liabilities assumed at the date of acquisition. For each business combination, the Company recorded assets and liabilities representing working capital at their historical costs, which approximate fair value given the short-term nature of the assets and liabilities. The methods used to estimate the fair value of definite-lived intangible assets are consistent with those described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in the 2019 Annual Report on Form 10-K.
Acquisition of Synarc
On September 3, 2019, the Company acquired 100% of the issued and outstanding equity of Synarc, Inc. (“Synarc”), the global site network business of Bioclinica, Inc., expanding its global footprint into China and Latin America and expanding its central nervous system offering in the United States. The preliminary purchase price was $48.6 million, which includes an adjustment to estimated net working capital acquired at the time of acquisition of $1.8 million, and was paid with cash. The purchase price is subject to post-closing adjustments for cash, debt and net working capital recorded at the time of the acquisition.
The initial accounting is not complete and amounts recorded as part of the acquisition are provisional, pending finalization of the valuation of certain assets and finalization of post-closing adjustments to the purchase price. The preliminary goodwill recognized of $2.9 million was primarily the result of anticipated growth through the development of new customers, additional services to existing customers and the assembled workforce. The goodwill was assigned to a reporting unit within the Company’s Clinical Development Services segment. The Company is not able to deduct goodwill for U.S. income tax purposes.
The Company acquired the following definite-lived intangible assets with the acquisition of Synarc:

	Acquired Intangible Assets	Weighted-Average Amortization Period (in years)
Customer relationships	$2,000	15
Know-how/processes	1,800	8
Investigator network	1,900	8
Trade names	1,400	10
Total	$7,100	10

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

The following table summarizes the provisional consideration and the fair values of identifiable assets acquired and liabilities assumed at the acquisition date:

Purchase price	$48,635

Identifiable assets acquired:
Cash and cash equivalents	$6,003
Accounts receivable and unbilled services	23,143
Prepaid expenses and other current assets	2,556
Property and equipment	19,273
Intangible assets	7,100
Other assets	6,046
Operating lease right-of-use assets	1,609
Total identifiable assets acquired	65,730
Liabilities assumed:
Accounts payable	(2,117)
Other accrued expenses	(4,026)
Unearned revenue	(7,210)
Long-term debt and finance lease obligations	(38)
Deferred tax liabilities	(4,677)
Other liabilities	(331)
Operating lease liabilities	(1,609)
Total liabilities assumed	(20,008)
Separately identifiable net assets acquired	45,722
Goodwill	2,913
Total net assets	$48,635
Acquisition of Medimix
On July 1, 2019, the Company acquired 100% of the issued and outstanding equity of Medimix International (“Medimix”), a global technology company providing real-world evidence insights and information to the pharmaceutical, diagnostic and medical device industries. The acquisition is expected to enhance the Company’s ability to leverage data to provide real-world evidence and insights for customers. The purchase price was $36.8 million, which consisted of $27.5 million of cash, $5.0 million of common stock of the Company and $4.3 million of estimated contingent consideration. There have been no material purchase price adjustments made subsequent to the initial recognition of assets and liabilities acquired.
Based on the provisional fair values of identifiable assets acquired and liabilities assumed at the acquisition date, the consideration paid was allocated as follows: (i) $13.5 million to definite-lived intangible assets, (ii) $20.5 million to goodwill and (iii) $2.8 million to other net assets primarily related to net working capital.
In connection with the acquisition of Medimix, contingent consideration in the form of a potential earn-out payment of up to $10.8 million is to be paid if Medimix achieves certain performance measures within the specified measurement period. As of March 31, 2020 and December 31, 2019, the Company recorded an estimated earn-out liability of $8.1 million and $9.5 million, respectively, to be paid based on Medimix meeting certain performance targets through 2019. The change in the estimated earn-out liability of $1.4 million for contingent consideration was recorded as a component of SG&A expenses on the condensed consolidated statements of operations, and the estimated liability is included in other accrued expenses on the condensed consolidated balance sheets.
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

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

The Company acquired the following definite-lived intangible assets with the acquisition of Medimix:

	Acquired Intangible Assets	Weighted-Average Amortization Period (in years)
Customer relationships	$7,500	13
Trade names	900	10
Technology/intellectual property	5,100	8
Total	$13,500	11
Acquisition Costs
Acquisition costs for the three months ended March 31, 2019 were $3.7 million and there were no acquisition costs for the three months ended March 31, 2020. These costs are expensed as incurred and are included on the condensed consolidated statements of operations as a component of SG&A expenses.
5.    Goodwill and Intangible Assets, Net
Goodwill, Net
The changes in the carrying amount of goodwill by segment consisted of the following on the dates set forth below:

	Total	Clinical Development Services	Laboratory Services
Balance at December 31, 2019:
Goodwill	$1,890,815	$1,664,201	$226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	1,764,104	1,564,769	199,335
Activity:
Translation adjustments	(42,618)	(42,618)	—
Measurement period adjustments for prior acquisition	1,848	1,848	—
Balance at March 31, 2020:
Goodwill	1,850,045	1,623,431	226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	$1,723,334	$1,523,999	$199,335
Intangible Assets, Net
The Company’s definite-lived intangible assets were composed of the following on the dates set forth below:

	March 31, 2020			December 31, 2019
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$869,063	$(421,703)	$447,360	$884,788	$(415,427)	$469,361
Trade names	365,372	(140,952)	224,420	372,210	(139,141)	233,069
Backlog	173,785	(172,288)	1,497	177,599	(175,571)	2,028
Investigator/payer network	228,360	(185,111)	43,249	236,082	(185,478)	50,604
Technology/intellectual property	8,600	(3,553)	5,047	8,600	(3,319)	5,281
Know-how/processes	575,597	(461,886)	113,711	586,971	(455,223)	131,748
Total	$2,220,777	$(1,385,493)	$835,284	$2,266,250	$(1,374,159)	$892,091
Amortization expense was $39.7 million and $40.7 million for the three months ended March 31, 2020 and 2019, respectively. Translation adjustments of approximately $17.1 million were recorded during the three months ended March 31, 2020, resulting in a decrease to the carrying amount of the Company’s definite-lived intangible assets, net. The Company does not have any indefinite-lived intangible assets other than goodwill.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

6.    Long-term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following as set forth on the dates below:

	Maturity Date	Effective Rate	Stated Rate	March 31, 2020	December 31, 2019
Term Loan	August 2022	3.71%	3.50%	$3,088,323	$3,096,429
OpCo Notes	August 2023	6.61%	6.38%	1,125,000	1,125,000
Initial HoldCo Notes(1)	—	8.92%	7.63%	—	550,000
Additional HoldCo Notes(1)	—	8.90%	7.75%	—	900,000
Revolving Credit Facility	May 2022	3.96%	3.96%	150,000	—
Other debt	April 2025	1.14%	1.14%	3,843	5,707
Finance lease obligations	Various	Various	Various	28,197	28,726
				4,395,363	5,705,862
Unamortized debt discount				(6,051)	(13,956)
Unamortized debt issuance costs				(16,592)	(47,978)
Current portion of long-term debt and finance lease obligations				(35,894)	(35,794)
Long-term debt and finance lease obligations, less current portion				$4,336,826	$5,608,134
(1) Effective rate and stated rate are as of December 31, 2019 for the extinguished Initial HoldCo Notes and Additional HoldCo Notes.
Revolving Credit Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) available for use under the credit agreement dated as of August 18, 2015, as amended (the “Credit Agreement”), with a total committed credit of $300.0 million. In March 2020, the Company borrowed $150.0 million from the Revolving Credit Facility as a precautionary measure in order to further strengthen the Company’s cash position and to preserve financial flexibility due to the uncertainty in the global markets as a result of the COVID-19 pandemic. From time to time, the Company is required to have letters of credit issued on its behalf to provide credit support for guarantees, contractual commitments and insurance policies. As of March 31, 2020 and December 31, 2019, the Company had letters of credit outstanding with an aggregate value of $1.6 million, which reduced available borrowings under the Revolving Credit Facility by such amount. As of March 31, 2020, the Company had available credit under the Revolving Credit Facility of $148.4 million. The Company did not have any borrowings outstanding under the Revolving Credit Facility as of December 31, 2019 or at any time during 2019.
Redemption of HoldCo Notes
On February 18, 2020, the Company redeemed all of its outstanding HoldCo Notes in accordance with the provisions governing the HoldCo Notes indentures for $1,464.5 million, including a redemption premium of $14.5 million. As such, the obligations of the Company under the HoldCo Notes and such indentures were discharged on that date. Also as part of the redemption, the Company wrote off the unamortized debt discount and deferred debt issuance costs related to the HoldCo Notes of $35.6 million. The Company redeemed the HoldCo Notes with a portion of the net proceeds received from the Company’s IPO. See Note 10, “Long-term Debt and Finance Lease Obligations” of the Company’s audited consolidated financial statements included in the 2019 Annual Report on Form 10-K for additional information on the HoldCo Notes.
Debt Covenants and Default Provisions
There were no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the first quarter of 2020. However, as the Company had borrowings outstanding under the Revolving Credit Facility as of March 31, 2020, the Company is subject to a net secured leverage ratio test. The Credit Agreement subjects the Company to a maximum permitted total net secured leverage ratio of 5.00:1.00 on a quarterly basis, calculated with respect to Consolidated EBITDA (as defined in the Credit Agreement), when the Company has outstanding obligations and loans under the Revolving Credit Facility (excluding $25.0 million of non-cash collateralized letters of credit) exceeding 30% of the total revolving credit facility commitments. The Company’s outstanding borrowings on the Revolving Credit Facility, including letters of credit, were 51.0% of the total Revolving Credit Facility commitments as of March 31, 2020.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

As of March 31, 2020, the Company’s net secured leverage ratio was 3.1x. The Company was in compliance with all covenants for all long-term debt arrangements as of March 31, 2020 and December 31, 2019. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 10, “Long-term Debt and Finance Lease Obligations,” of the Company’s audited consolidated financial statements included in the 2019 Annual Report on Form 10-K.
Scheduled Maturities of Long-term Debt and Finance Lease Obligations
    As of March 31, 2020, the scheduled maturities of long-term debt and settlement of finance lease obligations for the remainder of 2020, each of the next five years and thereafter were as follows:

Year	Amount
2020 (remaining nine months)	$26,713
2021	36,573
2022	3,185,423
2023	1,128,559
2024	3,449
2025	7,366
Thereafter	7,280
Total	$4,395,363
7.    Income Taxes
On March 27, 2020, the U. S. government passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act provides wide-ranging economic relief, including significant changes to U.S. business tax provisions. These changes include, in summary, (i) modifications to limitations on the deductibility of net operating losses, (ii) modifications to limitations on the deductibility of business interest, (iii) alternative minimum tax credit acceleration and (iv) the expensing of qualified improvement property. The most significant impact to the Company from the CARES Act relates to the modification to limitations on the deductibility of business interest and the expensing of qualified improvement property. The Company has accounted for the impact of the CARES Act on prior tax years within the current period and accounted for the impact on the current tax year in its annual effective tax rate and benefit from income taxes for the three months ended March 31, 2020. The Company is continuing to assess the income tax impact of the CARES Act and other legislative changes enacted and being considered by governments around the world in response to the COVID-19 pandemic.
The Company’s effective income tax rate was 40.0% and 19.2% for the three months ended March 31, 2020 and 2019, respectively. The Company’s benefit from income taxes for the three months ended March 31, 2020 was primarily due to the estimated tax effect on the Company’s pre-tax loss and the impact of favorable discrete items including the release of a valuation allowance and the net impact of the CARES Act, partially offset by the tax impact of non-deductible compensation as a result of the IPO. The Company’s benefit from income taxes for the three months ended March 31, 2019 was due to the estimated tax effect on the Company’s pre-tax loss and other discrete tax impacts as a result of the Tax Cuts and Jobs Act of 2017.
As of March 31, 2020 and December 31, 2019, the Company’s total unrecognized tax benefits were $18.1 million and $39.7 million, respectively. The decrease to the Company’s unrecognized tax benefits during the three months ended March 31, 2020, was primarily the result of a $13.0 million release as a result of the application of the provisions of the CARES Act. Included in the balance of unrecognized tax benefits as of March 31, 2020 and December 31, 2019, were $11.4 million and $28.8 million, respectively, net of the federal benefit for state taxes, that if recognized, would reduce the Company’s effective tax rate. In addition, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an amount up to $4.2 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The significant jurisdictions with periods subject to examination are the 2016 through 2019 tax years for the United States and the 2017 through 2019 tax years for the United Kingdom. Various foreign and state income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination or inquiry will have a material impact on its results of operations, financial condition or cash flows.
8.    Derivative Instruments and Hedging Activities
The Company has variable rate borrowings under its senior secured term loan outstanding under the Credit Agreement (the “Term Loan”), and as a result, is exposed to interest rate fluctuations on these borrowings. From time to time, the Company enters into interest rate swaps to mitigate the risk in fluctuations in interest rates. For hedges that qualify, the Company accounts for these interest rate swaps as qualifying cash flow hedges because their purpose is to hedge the Company’s exposure to increases in interest rates on its variable rate borrowings and as the interest rate swaps effectively convert variable rate borrowings under the Term Loan to fixed rate borrowings based on the fixed interest rate for the interest rate swaps plus the applicable margin on the Term Loan. For those interest rate swaps accounted for as cash flow hedges, the Company recognizes in accumulated other comprehensive loss (“AOCL”) or accumulated other comprehensive income (“AOCI”), each net of tax, any changes in the fair value, representing unrealized gains or losses, of its interest rate swaps. The Company assesses effectiveness at inception and on an ongoing quarterly basis. The Company may also enter into interest rate swap agreements that are not designated as cash flow hedges for accounting purposes. Changes in the fair value of interest rate swaps not designated as cash flow hedges are reported in the statements of operations as part of other income (expense), net. The Company does not use derivative financial instruments for speculative or trading purposes and does not offset the fair value amounts of its derivatives.
In February 2020, the Company considered refinancing certain portions of its outstanding debt with new variable rate debt and, in anticipation thereof, the Company entered into three new variable to fixed interest rate swaps with multiple counterparties to hedge future interest rate exposure. At the inception date, the interest rate swaps were designated as cash flow hedges and accounted for in accordance with the aforementioned accounting policy. In February and March 2020, due to, among other factors, difficult and volatile conditions in the credit markets caused by the COVID-19 pandemic, the Company did not enter into the new variable rate debt structure. Therefore, in March 2020, the Company entered into a fixed to variable interest rate swap which reduced the amount of variable rate debt being hedged.
The following table summarizes the material terms of the interest rate swaps outstanding as of March 31, 2020:

Swap #	Terms	Notional Amount	Fixed Interest Rate	Maturity Date
1	Variable to fixed	$1,500,000	1.19%	March 31, 2025
2	Variable to fixed	1,500,000	1.22%	March 31, 2025
3	Variable to fixed	500,000	1.17%	March 31, 2025
4	Fixed to variable	500,000	0.52%	March 31, 2025
The Company did not designate the fixed to variable swap as a cash flow hedge for accounting purposes. Simultaneously upon entering into the fixed to variable swap, the Company discontinued cash flow hedge accounting on a variable to fixed swap with the same notional amount and began recording the change in fair value directly in earnings. The unrealized losses recorded in AOCL at the date of discontinuance will be reclassified into interest expense, net, through the original maturity date of the interest rate swap. Additionally, on the date of discontinuance, a $6.6 million loss resulting from originally forecasted transactions deemed probable not to occur was reclassified from AOCL to other income (expense), net, on the condensed consolidated statements of operations. The Company also recorded a loss of $1.7 million in other income (expense), net on the condensed consolidated statements of operations from the change in fair value of the undesignated interest rate swaps. Going forward, the Company expects the change in fair value of the two undesignated swaps to mostly offset in earnings as the swaps economically offset each other. Current market conditions, including dislocation in the financial markets and volatility in interest rates due to the COVID-19 pandemic, may affect the performance of the Company’s hedging relationships for cash flow hedges, which could cause the hedging to no longer be effective.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

In 2018, the Company terminated all of its previously outstanding interest rate swaps. These interest rate swaps were set to mature in November 2020. Unrealized gains previously recorded in AOCI through the date of termination will be reclassified into interest expense, net, through the original maturity date of the interest rate swaps.
The Company expects to reclassify current unrealized losses of $20.0 million within the next 12 months from AOCL to interest expense, net, on the condensed consolidated statements of operations as interest payments are made on the Term Loan.
The Company recognized the following amounts of pre-tax loss as a component of AOCL during the three months ended March 31, 2020 and 2019:

	Pre-Tax Loss Recognized in AOCL
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2020	2019
Interest rate swaps	$(106,390)	$—
The following table provides the location of the pre-tax gain reclassified from AOCL into interest expense, net, and the location of the pre-tax loss reclassified from AOCL into other income (expense), net on the condensed consolidated statements of operations during the three months ended March 31, 2020 and 2019:

		Pre-Tax Gain (Loss) Reclassified from AOCL into Statements of Operations
	Location of Gain (Loss) Reclassified from AOCL into Statements of Operations	Three Months Ended March 31,
		2020	2019
Interest rate swaps	Interest expense, net	$3,051	$2,972
Interest rate swaps	Other income (expense), net	(6,627)	—
The fair value of derivative instruments consisted of the following balances as set forth on the dates below:

		March 31, 2020		December 31, 2019
	Balance sheet location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$—	$24,445	$—	$—
Interest rate swaps	Other liabilities	—	67,632	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	593	—	—	—
Interest rate swaps	Other accrued expenses	—	3,886	—	—
Interest rate swaps	Other liabilities	—	12,704	—	—
		$593	$108,667	$—	$—
The Company considers the fair value of the interest rate swap assets and liabilities to be a Level 2 classification within the fair value hierarchy. See Note 10, “Fair Value Measurements,” for additional information.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

9.    Commitments and Contingencies
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
The Company is involved in a variety of pending and threatened legal and tax proceedings, claims and litigation that arise from time to time in the ordinary course of business. These actions may be threatened or commenced by various parties, including customers, current or former employees, vendors, government agencies or others. Based on the latest information available, the Company does not expect any pending or threatened legal or tax proceeding, claim or litigation, either individually or in the aggregate, will have a material adverse effect on the business, financial position, results of operations or cash flows of the Company.
10.    Fair Value Measurements
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

Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Investments	$2,086	$—	$221,582	$223,668
Derivative instruments	—	593	—	593
Total assets	$2,086	$593	$221,582	$224,261

Liabilities
Contingent consideration	$—	$—	$8,134	$8,134
Derivative instruments	—	108,667	—	108,667
Recapitalization investment portfolio liability	—	—	171,616	171,616
Total liabilities	$—	$108,667	$179,750	$288,417

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,895	$—	$248,453	$250,348
Total assets	$1,895	$—	$248,453	$250,348

Liabilities
Contingent consideration	$—	$—	$9,489	$9,489
Recapitalization investment portfolio liability	—	—	191,678	191,678
Total liabilities	$—	$—	$201,167	$201,167
Fair Value Investments
The following table summarizes the Company’s quantitative information about the fair value measurements of Auven Therapeutics Holdings, L.P. (“Auven”) and venBio Global Strategic Fund, L.P. at the dates indicated:

	Quantitative Information About Level 3 Fair Value Measurements for March 31, 2020
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$216,204	Market evaluation/pricing models	Discount for lack of marketability	12.5% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%

	Quantitative Information About Level 3 Fair Value Measurements for December 31, 2019
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$243,067	Market evaluation/pricing models	Discount for lack of marketability	10.0% - 30.0%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%
The Company also holds an equity investment in a publicly traded late-stage clinical biopharmaceutical company which it classifies within Level 1 of the fair value hierarchy due to the active market with quoted prices for this investment. See Note 7, “Investments,” of the Company’s audited consolidated financial statements included in the 2019 Annual Report on Form 10-K for additional information on the Company’s investments.
Changes in fair value of the Company’s investments measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

	2020	2019
Balance as of January 1,	$248,453	$256,124
Recognized fair value loss	(27,323)	(9,509)
Cash distributions received	(93)	(101)
Capital contributions paid	545	999
Balance as of March 31,	$221,582	$247,513
Included within the Company’s investments are limited partner interests in Auven, an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates. As of March 31, 2020 and 2019, the Company owned 32.7% of the outstanding limited partnership interests. For the three months ended March 31, 2020 and 2019, the total net investment loss, which includes realized and unrealized losses/gains, net of expenses and investment income, for Auven was $134.6 million and $83.4 million, respectively.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

Recapitalization Investment Portfolio Liability
Changes in fair value of the recapitalization investment portfolio liability measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

	2020	2019
Balance as of January 1,	$191,678	$198,524
Recapitalization investment portfolio consideration change in value	(20,062)	(10,628)
Balance as of March 31,	$171,616	$187,896
Contingent Consideration
Changes in fair value of the contingent consideration measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

	2020	2019
Balance as of January 1,	$9,489	$—
Change in contingent consideration fair value	(1,355)	—
Balance as of March 31,	$8,134	$—
Fair Value of Financial Instruments
The Company estimated the fair value of its financial instruments using available market information. The estimate of fair value has been determined based on the fair value hierarchy for U.S. GAAP. The following table presents information about the carrying value and estimated fair value of the Company’s financial instruments on the dates set forth below:

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$738,364	$738,364	$345,187	$345,187
Liabilities:
Term Loan and Revolving Credit Facility	3,238,323	2,824,735	3,096,429	3,111,911
OpCo Notes	1,125,000	1,151,066	1,125,000	1,164,566
Initial HoldCo Notes	—	—	550,000	559,873
Additional HoldCo Notes	—	—	900,000	915,120
Other debt	3,843	3,843	5,707	5,707
Cash and Cash Equivalents - The carrying amount approximates fair value due to the short-term maturity of these financial instruments (less than three months). The Company considers the fair value of cash and cash equivalents to be a Level 1 classification within the fair value hierarchy.
Term Loan and Revolving Credit Facility - The estimated fair value of the Term Loan is based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. The estimated fair value of the Revolving Credit Facility approximates its fair value due to the variable interest rates associated with it. The Company considers the fair value of the Term Loan and Revolving Credit Facility to be a Level 2 classification within the fair value hierarchy.
OpCo Notes and HoldCo Notes - The estimated fair value of the $1,125.0 million outstanding 6.375% senior unsecured notes issued by Jaguar Holding Company II and Pharmaceutical Product Development, LLC, both wholly-owned indirect subsidiaries of the Company (the “OpCo Notes”), is based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. The Company considers the fair value of the OpCo Notes to be a Level 2 classification within the fair value hierarchy. The estimated fair value of the Company’s previously outstanding HoldCo Notes were determined in the same manner as the OpCo Notes.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

Other Debt - The carrying amount of other debt approximates fair value due to the nature of the obligation. The Company considers the fair value of other debt to be a Level 2 classification within the fair value hierarchy.
11.    Accumulated Other Comprehensive Loss
The balances of AOCL, net of tax, were as follows on the dates set forth below:

	Foreign Currency Translation	Derivative Instruments	Pension Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(306,452)	$8,566	$(1,018)	$(298,904)
OCL before reclassifications	(87,953)	(80,408)	(22)	(168,383)
Amounts reclassified from AOCL or AOCI	—	2,703	132	2,835
Net (OCL) or OCI	(87,953)	(77,705)	110	(165,548)
Balance as of March 31, 2020	$(394,405)	$(69,139)	$(908)	$(464,452)

	Foreign Currency Translation	Derivative Instruments	Pension Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(331,276)	$18,089	$296	$(312,891)
OCI before reclassifications	52,537	—	26	52,563
Amounts reclassified from AOCL or AOCI	—	(2,410)	119	(2,291)
Net OCI or (OCL)	52,537	(2,410)	145	50,272
Balance as of March 31, 2019	$(278,739)	$15,679	$441	$(262,619)
The following table presents the significant reclassifications to the condensed consolidated statements of operations out of AOCI or AOCL and the line item affected on the condensed consolidated statements of operations for the respective periods:

	Three Months Ended March 31,
Details about AOCI or AOCL Components	2020	2019	Affected line item in statements of operations
Losses (gains) on derivative instruments:
Interest rate swaps	$3,051	$2,972	Interest expense, net
Interest rate swaps	(6,627)	—	Other income (expense), net
Income tax benefit (expense)	873	(562)	Benefit from income taxes
Total net of income tax	$(2,703)	$2,410

Defined benefit pension plan:
Amortization of actuarial loss	$(162)	$(155)	Other income (expense), net
Income tax benefit	30	36	Benefit from income taxes
Total net of income tax	$(132)	$(119)

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

12.    Related Party Transactions
Majority Sponsor Transactions
The Company was party to consulting services agreements with affiliates of The Carlyle Group Inc. (“Carlyle”) and affiliates of Hellman & Friedman LLC (“H&F” and, together with Carlyle, the “Majority Sponsors”) under which the Company paid the Majority Sponsors a fee for consulting services provided to the Company as well as reimbursements for out-of-pocket expenses incurred in conjunction with such services. The Company incurred consulting and out-of-pocket expenses for services rendered under the consulting agreement of $0.4 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. These expenses are recorded as a component of SG&A expenses on the condensed consolidated statements of operations. The consulting services agreements terminated pursuant to their terms upon completion of the Company’s IPO on February 10, 2020.
Affiliates of one of the Majority Sponsors had investments in the Term Loan totaling $77.8 million and $78.0 million, respectively, as of March 31, 2020 and December 31, 2019. The Company paid $0.8 million and $1.0 million of interest, respectively, and $0.2 million of principal to the relevant affiliates for the Term Loan for the three months ended March 31, 2020 and 2019.
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
For the three months ended March 31, 2020 and 2019, the Company incurred expenses for services rendered under the services agreement of $0.3 million. The expenses are recorded as a component of SG&A expenses on the condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company owed SNBL $0.3 million for services rendered under the services agreement. Additionally, as of March 31, 2020 and December 31, 2019, PPD-SNBL owed SNBL $3.8 million and $5.7 million, respectively, related to a working capital loan. During the three months ended March 31, 2020, the Company repaid $1.9 million of principal on this working capital loan. This loan is classified as long-term debt on the condensed consolidated balance sheets and is included in Note 6, “Long-term Debt and Finance Lease Obligations,” as “other debt.”

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

13.    Earnings Per Share
The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the periods set forth below:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(13,120)	$(14,234)
Net income attributable to noncontrolling interest	(2,718)	(861)
Recapitalization investment portfolio consideration	20,062	10,628
Net income (loss) attributable to common stockholders of PPD, Inc.	$4,224	$(4,467)
Denominator:
Basic weighted-average common shares outstanding	318,221	279,086
Effect of dilutive stock options and restricted stock	4,203	—
Diluted weighted-average common shares outstanding	322,424	279,086
Earnings/(loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)
See Note 3, “Stockholders’ Deficit and Redeemable Noncontrolling Interest,” for additional information related to shares and Note 2, “Recapitalization Transaction,” of the Company’s audited consolidated financial statements included in the 2019 Annual Report on Form 10-K for additional information related to the recapitalization investment portfolio consideration.
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
The number of potential common shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted EPS, weighted for the portion of the period they were outstanding, are as follows:

	Three Months Ended March 31,
	2020	2019
Anti-dilutive stock options and restricted stock	—	488
14.    Segments
The Company is managed through two reportable segments, Clinical Development Services and Laboratory Services. The Company determines reportable segments using the management approach. The management approach is based on how the Company’s CODM organizes the segments for purposes of assessing performance and making operating decisions. The Clinical Development Services segment provides a wide range of services to its customers including early development/Phase I, patient recruitment and enrollment, investigator site management, Phase II-IV clinical trial management, medical communications and various peri- and post-approval services. The Laboratory Services segment provides comprehensive laboratory services to its customers including bioanalytical, vaccine sciences, good manufacturing practice, central lab and biomarker testing. Both segments provide services to pharmaceutical, biotechnology, medical device, government organizations and other industry participants.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

The Company’s CODM assesses segment performance and makes resource allocation decisions based on segment revenues and segment operating income. During the first quarter of 2020, the CODM began assessing performance and making resource allocation decisions based on total segment revenue, including direct, third-party pass-through and out-of-pocket revenue and segment performance including reimbursed costs. Previously, certain revenue amounts were not allocated to segments, whereas following the change, all revenue is allocated to the respective segment. As a result, the Company has updated its segment presentation and all prior period information has been recast to reflect the change in the measurement of segment performance measures.
Segment operating income is segment revenue less segment direct costs, segment reimbursed costs and segment SG&A expenses. Segment operating income excludes certain unallocated direct costs and SG&A expenses, depreciation and amortization and other nonrecurring expenses or income consistent with the information reviewed by the CODM. The CODM reviews the Company’s assets on a consolidated basis and does not assess performance or make operating decisions based on segment assets.
Information on reportable segment revenue and segment operating income, including a reconciliation of segment operating income to consolidated income from operations, for the respective periods were as follows:

	Three Months Ended March 31,
	2020	2019
Segment revenue:
Clinical Development Services	$870,886	$809,364
Laboratory Services	201,576	154,374
Total segment revenue	1,072,462	963,738
Segment direct costs:
Clinical Development Services	309,078	290,619
Laboratory Services	87,051	72,260
Total segment direct costs	396,129	362,879
Segment reimbursed costs:
Clinical Development Services	223,529	209,880
Laboratory Services	27,321	15,139
Total segment reimbursed costs	250,850	225,019
Segment SG&A expenses:
Clinical Development Services	141,832	128,894
Laboratory Services	21,783	18,999
Total segment SG&A expenses	163,615	147,893
Segment operating income:
Clinical Development Services	196,447	179,971
Laboratory Services	65,421	47,976
Total segment operating income	261,868	227,947

Operating costs and expenses not allocated to segments:
Direct costs	18,310	4,323
SG&A expenses	84,161	70,487
Depreciation and amortization	66,315	65,418
Income from operations	$93,082	$87,719

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in tables in thousands, except per share data)

15.    Entity-wide Information by Geographic Location
The table below presents certain entity-wide information about the Company’s operations by geographic location. The Company allocates revenues to geographic locations based on where the services are performed. Revenues by geographic location are as follows:

	Three Months Ended March 31,
	2020	2019
Revenue:
North America(1)	$558,239	$499,917
Latin America	44,910	38,965
Europe, Middle East and Africa(2)	354,451	325,831
Asia-Pacific	114,862	99,025
Revenue	$1,072,462	$963,738
(1) Revenue for the North America region includes revenue attributable to the United States of $556.5 million and $494.3 million, respectively, for the three months ended March 31, 2020 and 2019.
(2) Revenue for the Europe, Middle East and Africa region includes service revenue attributable to the United Kingdom of $189.1 million and $174.8 million, respectively, for the three months ended March 31, 2020 and 2019.
16.    Other Income (Expense), Net
The components of other income (expense), net, for the respective periods were as follows:

	Three Months Ended March 31,
	2020	2019
Other income (expense), net:
Foreign currency gains (losses), net	$37,652	$(24,869)
Interest rate swap losses	(8,338)	—
Other income	165	1,346
Other expense	(185)	(778)
Total other income (expense), net	$29,294	$(24,301)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto included in our 2019 Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the impact from the COVID-19 pandemic and other factors set forth in other sections of this Quarterly Report on Form 10-Q, as well as the risk factors set forth in our 2019 Annual Report on Form 10-K. For important information regarding these forward-looking statements, please see “Special Note Regarding Forward-Looking Statements.”
Company Overview
We are a leading provider of drug development services to the biopharmaceutical industry, focused on helping our customers bring their new medicines to patients around the world. We have been in the drug development business for more than 30 years, providing a comprehensive suite of clinical development and laboratory services to pharmaceutical, biotechnology, medical device, government organizations and other industry participants. We have deep experience across a broad range of rapidly growing areas of drug development and engage with customers through a variety of commercial models, including both full-service and functional service partnerships and other offerings tailored to address the specific needs of our customers. Our company is currently organized and managed around two reportable segments, Clinical Development Services and Laboratory Services. See Part I, Item 1, “Business,” in our 2019 Annual Report on Form 10-K for additional information on our Clinical Development Services and Laboratory Services segments.
Our purpose and mission are to improve health by helping our customers deliver life-changing therapies. We pursue our purpose and mission through our clinical development and laboratory services and our strategy to bend the cost and time curve of drug development and optimize value for our customers. Our customers benefit from accelerated time to market because it results in lengthened periods of market exclusivity, and our real-world evidence solutions support the superior efficacy and value of their novel therapies. We believe our medical, scientific and drug development expertise, along with our innovative technologies and knowledge of global regulatory requirements, help our customers accelerate the development of safe and effective therapeutics and maximize returns on their research and development (“R&D”) investments.
Initial Public Offering
On February 6, 2020, our common stock began trading on The Nasdaq Global Select Market under the symbol “PPD.” On February 10, 2020, we completed our initial public offering (“IPO”) of our common stock at a price to the public of $27.00 per share. We issued and sold 69.0 million shares of common stock in the IPO, including 9.0 million shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. We raised net proceeds of $1,773.0 million through the IPO, after deducting underwriting discounts and other offering expenses totaling $90.0 million.
We used a portion of the net proceeds from the IPO (1) to redeem $550.0 million in aggregate principal amount of unsecured 7.625%/8.375% Senior PIK Toggle Notes (the “Initial HoldCo Notes”), plus accrued and unpaid interest thereon and $5.5 million of redemption premium and (2) to redeem $900.0 million in aggregate principal amount of unsecured 7.75%/8.50% Senior PIK Toggle Notes (the “Additional HoldCo Notes” and, together with the Initial HoldCo Notes, the “HoldCo Notes”), plus accrued and unpaid interest thereon and $9.0 million of redemption premium. The redemption of the HoldCo Notes resulted in a loss on extinguishment of debt of $50.1 million.

Recent Developments - COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic that has resulted in travel and business disruption and volatile conditions in the capital and credit markets and overall economy. Globally, governments have implemented travel bans, stay at home or total lock-down mandates and other social distancing measures to combat the spread of COVID-19. In response to the global pandemic, we have created a pandemic response committee of company leaders, including our chief medical officer, to help manage our response to the pandemic focused on (1) the health and safety of our employees and patients and (2) business continuity, preserving the integrity of the work we do for our customers, including support for vaccines and anti-viral therapies for COVID-19. To implement social distancing measures and maximize work productivity, we have limited personnel in our facilities, with all remote-capable employees throughout our company working remotely in all jurisdictions. We have also significantly limited domestic and international travel of our employees.
To date, the COVID-19 pandemic has impacted our business across both our Clinical Development Services and Laboratory Services segments. This includes the ability of our employees to visit hospitals and other clinical trial sites to conduct monitoring and other critical site visits and patient recruitment and enrollment activities as part of services offered within our Clinical Development Services segment, as well as a temporary shutdown of our Phase I clinics. Furthermore, we have had customers delay new studies and/or pause ongoing studies or certain activities thereof, such as patient recruitment, patient enrollment, site visits and site monitoring. These delays have impacted and will continue to impact the timing and extent to which backlog has and will convert to revenue. Additionally, our Laboratory Services segment has experienced limited reductions in central lab services due to delays in clinical trial activity.
In response to the COVID-19 pandemic, we have taken measures to mitigate the impact of the aforementioned factors across both of our segments by leveraging the geographical and operational diversification of our business activities. Such mitigation activities include, but are not limited to, winning new authorizations and services to help our customers treat or combat the spread of COVID-19 with anti-viral therapies and vaccines, as well as cost reduction strategies we have implemented, including reducing travel and related expenses, limiting increases in employee headcount, voluntary and limited temporary involuntary employee furloughs and reduced working hours. We may also implement other cost mitigation or reduction measures in the future, depending on a number of factors related to the progression of the COVID-19 pandemic. In addition, we borrowed $150.0 million under our revolving credit facility as a precautionary measure in order to further strengthen our cash position and to preserve financial flexibility due to the uncertainty in the global credit and capital markets as a result of the COVID-19 pandemic.
We do not yet know the full extent of the impacts of the COVID-19 pandemic on our business, financial condition, results of operations or the global economy as a whole, as the ultimate impact of the pandemic is highly uncertain and subject to change. While the financial impact from the COVID-19 pandemic has not been material to our results of operations as of March 31, 2020, in part due to the mitigation activities discussed above, the financial impact could become material in the future due to the significant uncertainty as to the magnitude, continued duration, geographic reach, ongoing impact on the global economy and capital and credit markets and current travel and other restrictions relating to the COVID-19 pandemic. Additionally, federal, state and local governments have implemented economic and other stimulus measures to support individuals and businesses impacted by the COVID-19 pandemic, and while we intend to utilize such measures where appropriate and applicable, there can be no assurance that such measures will benefit us or otherwise offset any or all of the financial impacts from the COVID-19 pandemic. If the pandemic continues for an extended period or was to worsen and/or governments’ actions to contain the spread of COVID-19 are ineffective, these factors could result in a material negative impact on our business, growth, reputation, prospects, financial condition, results of operations (including components of our financial results), cash flows and liquidity. Such impact could include, but is not limited to, additional customer delays or cancellations of awarded services, customers may reduce their R&D drug development pipeline which could result in lower growth to our industry, additional costs related to restructuring activities, non-cash impairments of goodwill and other long-lived assets, decreases in the value of our investments, loss of hedge accounting and restrictions on our ability to obtain additional financing, if needed, or refinance our senior secured credit facilities or other debt.
We are closely monitoring the changing landscape with respect to the COVID-19 pandemic and taking actions to manage our business and support our employees, patients and customers. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition and liquidity. For further discussion of the risks related to our business and the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” including elsewhere in this Quarterly Report on Form 10-Q.

Sources of Revenue
Revenue is comprised of direct, third-party pass-through and out-of-pocket revenue from providing services to our customers. Direct revenue represents revenue associated with the direct services provided under our contracts. Third-party pass-through and out-of-pocket revenue (collectively, “indirect revenue”) represents the reimbursement by customers of third-party pass-through and out-of-pocket costs incurred by us under our contracts.
We record the reimbursement of indirect revenue and the related costs incurred as revenue and reimbursed costs on the condensed consolidated statements of operations. These reimbursed costs are included as revenue as we (i) are the principal in the relationship, (ii) are primarily responsible for the services provided by third parties and (iii) significantly integrate the services of the third parties with our own services in delivering a combined output to the customer.
We assess our revenue based on our primary businesses, Clinical Development Services and Laboratory Services. Our Clinical Development Services segment represented 81.2% and 84.0% of revenue for the three months ended March 31, 2020 and 2019, respectively, with the remainder generated from our Laboratory Services segment.
We have a diverse customer mix, with no one customer accounting for more than 10% of our revenue for the three months ended March 31, 2020 and 2019. Our top 10 customers accounted for approximately 48.7% and 47.9% of our revenue for the three months ended March 31, 2020 and 2019, respectively. Based on the diversity of our customer base, we do not believe we have significant customer concentration risk. We do not have any significant product revenues.
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
Because services associated with reimbursed costs are generally provided by us without profit or mark-up and fluctuate from period to period without being important to our underlying performance over the full term of a contract, these costs do not have a significant impact on our income from operations. While fluctuations from period to period are not meaningful over the full term of a contract, actual and estimated reimbursed costs can impact revenue recognized, consolidated income from operations and segment operating income throughout the duration of a contract.
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

Depreciation and Amortization
Depreciation and amortization represents the costs charged for our property and equipment and intangible assets. We record depreciation and amortization on property and equipment using the straight-line method, based on the estimated useful lives of the respective assets. We depreciate leasehold improvements over the shorter of the lease term or the estimated useful lives of the improvements. We amortize software developed or obtained for internal use over the estimated useful life of the software or term of the licensing agreement. Amortization expense primarily comes from acquired definite-lived intangible assets. We amortize definite-lived intangible assets using either the straight-line method or sum-of-the-years digits method over the estimated useful lives of the assets.
How We Assess the Performance of Our Business
We manage and assess our business based on segment performance and allocate resources utilizing segment revenues and segment operating income. We also assess the performance of our reported consolidated business using a number of metrics including backlog and net authorizations. Historically, we have assessed backlog and net authorizations on a basis which excluded indirect revenues and the impact of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) on direct revenue (“Backlog and Net Authorizations - Historical Basis”). During the first quarter of 2020, we began to assess backlog and net authorizations on an ASC 606 direct revenue basis (“Backlog and Net Authorizations - Direct Basis”) and on an ASC 606 total direct and indirect revenue basis (“Backlog and Net Authorizations - Direct and Indirect Basis”). Our discussion of backlog and net authorizations below is applicable to all of the aforementioned backlog and net authorization metrics.
Our backlog represents anticipated revenue for work not yet completed or performed (i) under signed contracts, letters of intent and, in some cases, awards that are supported by other forms of written communication and (ii) where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the services within six months.
Backlog and backlog conversion (defined as the respective quarterly revenue for the period divided by opening backlog for that period) vary from period to period depending upon new authorizations, contract modifications, cancellations and the amount of revenue recognized under existing contracts. We adjust backlog for foreign currency fluctuations and exclude revenue that has been recognized as revenue in our statements of operations.
Although an increase in backlog will generally result in an increase in future revenue to be recognized over time (depending on future contract modifications, contract cancellations and other adjustments), an increase in backlog at a particular point in time does not necessarily correspond to an increase in revenue during a particular period. The timing and extent to which backlog will result in revenue depends on many factors, including the timing of commencement of work, the rate at which we perform services, scope changes, cancellations, delays, receipt of regulatory approvals and the nature, duration, size, complexity and phase of the studies. Our contracts generally have terms ranging from several months to several years. In addition, delayed projects remain in backlog unless they are canceled.
As noted elsewhere in this Quarterly Report on Form 10-Q, due to the COVID-19 pandemic, we have had customers delay new studies and/or pause ongoing studies or certain activities thereof, such as patient recruitment, patient enrollment, site visits and site monitoring. These delays have impacted and will continue to impact the timing and extent to which backlog has and will convert to revenue. We have not adjusted backlog to remove the backlog associated with these studies as our customers for these studies have not canceled or notified us of their intent to cancel these studies and because we cannot estimate the length of delay. As a result of these factors, our backlog might not be a reliable indicator of future revenue and we might not realize all or any part of the revenue from the authorizations in backlog as of any point in time. Once work begins, we recognize revenue over the life of the contract based on our performance of services under such contract.
We add new authorizations to backlog based on the aforementioned criteria for backlog. Net authorizations represent new business awards, net of award or contract modifications, contract cancellations, foreign currency fluctuations and other adjustments. New authorizations vary from period to period depending on numerous factors, including customer authorization volume, sales performance and overall health of the biopharmaceutical industry, among others. New authorizations have varied and will continue to vary significantly from quarter to quarter and from year to year. In addition to net authorizations, we also assess net book-to-bill, which represents the amount of net authorizations for the period divided by the revenue recognized in that period.

Backlog and Net Authorizations
The following tables provide selected information related to our backlog and net authorizations:
Backlog and Net Authorizations - Historical Basis

(dollars in millions)	2020	2019	$ Change	% Change
Net authorizations (for the three months ended March 31)	$1,063.6	$977.8	$85.8	8.8%
Backlog (as of March 31)	7,312.2	6,536.0	776.2	11.9
Backlog conversion (for the three months ended March 31)	11.6%	12.0%		(0.4)
Net book-to-bill (for the three months ended March 31)	1.30x	1.29x
Backlog and Net Authorizations - Direct Basis

(dollars in millions)	2020	2019	$ Change	% Change
Net authorizations (for the three months ended March 31)	$1,063.6	$977.8	$85.8	8.8%
Backlog (as of March 31)	7,574.8	6,733.2	841.6	12.5
Backlog conversion (for the three months ended March 31)	11.1%	11.3%		(0.2)
Net book-to-bill (for the three months ended March 31)	1.31x	1.34x
Backlog and Net Authorizations - Direct and Indirect Basis

(dollars in millions)	2020	2019	$ Change	% Change
Net authorizations (for the three months ended March 31)	$1,417.2	$1,277.0	$140.2	11.0%
Backlog (as of March 31)	10,620.1	9,499.0	1,121.1	11.8
Backlog conversion (for the three months ended March 31)	10.4%	10.5%		(0.1)
Net book-to-bill (for the three months ended March 31)	1.32x	1.33x
The increase in net authorizations and backlog in 2020 for all metrics above as compared to the same period in the prior year was primarily due to a higher win rate on competitive decisions (which represents the total dollar amount of new business on which we bid), partially offset by unfavorable net foreign currency fluctuations and cancellations.
Acquisitions
On September 3, 2019, we acquired 100% of the issued and outstanding equity of Synarc, Inc. (“Synarc”), the global site network of Bioclinica, Inc., expanding our global footprint into China and Latin America and expanding its central nervous system offering in the United States. Additionally, on July 1, 2019, we acquired 100% of the issued and outstanding equity of Medimix International (“Medimix”), a global technology company that provides real-world evidence insights and information to the pharmaceutical, diagnostic and medical device industries. See Note 4, “Business Combinations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Incremental Public Company Expenses
As a new public company, we will incur additional expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, investor and public relations expenses and additional stock-based compensation expense as we align our long-term incentive plan with other comparable public company plans. These costs are expected to generally be SG&A expenses.

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three months ended March 31, 2020 to the three months ended March 31, 2019. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our condensed consolidated results of operations to prior year results due to the inclusion of acquired companies when comparing the three months ended March 31, 2020 to the three months ended March 31, 2019.
Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
Consolidated Results of Operations

Revenue
	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$1,072,462	$963,738	$108,724	11.3%
Revenue increased $108.7 million, or 11.3%, to $1,072.5 million for the three months ended March 31, 2020 as compared to the same period in 2019. Revenue increased 11.3% from organic volume growth due to increased net authorizations and backlog growth in 2020 and 2019 and 1.1% from inorganic growth primarily due to our acquisitions of Synarc and Medimix (the “2019 Acquisitions”). The increase in revenue was partially offset by a 1.1% decrease from the unfavorable impact from foreign currency exchange rates.

Direct Costs
	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Direct costs, exclusive of depreciation and amortization	$414,439	$367,202	$47,237	12.9%
% of revenue	38.6%	38.1%
Direct costs increased $47.2 million to $414.4 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase in direct costs was due to (i) a $26.9 million increase from growth in employee headcount and contract labor to support current growth in revenue as well as compensation increases, (ii) a $14.0 million increase in compensation costs related to the acceleration of remaining expenses under the terminated cash-based long-term incentive plan (“LTIP”), (iii) a $9.4 million increase from the impact of the 2019 Acquisitions and (iv) an increase in laboratory supply costs. The increase in direct costs was partially offset by a decrease in project delivery costs, including media-related costs for patient recruitment services, and a 1.0% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, direct costs increased to 38.6% for the three months ended March 31, 2020 as compared to 38.1% in the same period in 2019 primarily due to the factors identified above.

Reimbursed Costs
	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Reimbursed costs	$250,850	$225,019	$25,831	11.5%
% of revenue	23.4%	23.3%

Reimbursed costs increased $25.8 million to $250.9 million for the three months ended March 31, 2020 as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue and our overall growth as well as the general timing of costs incurred across the portfolio of work, which will vary over the course of clinical trials due to the timing of the work performed, scope changes and the complexity and phase of the study, among other factors. The increase in reimbursed costs was partially offset by a 3.4% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, reimbursed costs increased slightly to 23.4% for the three months ended March 31, 2020 as compared to 23.3% in the same period in 2019 primarily due to the factors identified above.

Selling, General and Administrative Expenses
	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Selling, general and administrative expenses	$247,776	$218,380	$29,396	13.5%
% of revenue	23.1%	22.7%
SG&A expenses increased $29.4 million to $247.8 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase in SG&A expenses was primarily due to (i) a $15.1 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases, (ii) a $4.9 million increase from the impact of the 2019 Acquisitions, (iii) a $4.6 million increase in compensation costs related to the acceleration of remaining expense under the terminated cash-based LTIP and (iv) a $3.0 million increase in technology costs related to software licensing and cloud services. The increase in SG&A expenses was partially offset by a 0.4% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, SG&A expenses increased to 23.1% for the three months ended March 31, 2020 as compared to 22.7% in the same period in 2019 primarily due to the factors identified above.

Interest Expense, Net	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Interest expense, net	$64,710	$66,523
Interest expense, net, was $64.7 million for the three months ended March 31, 2020 as compared to $66.5 million in the same period in 2019. The decrease in interest expense is primarily related to the redemption of our HoldCo Notes and a decrease in the interest rate on our term loan under our senior secured credit facilities.

Loss on Extinguishment of Debt	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Loss on extinguishment of debt	$(50,065)	$—
Loss on extinguishment of debt was $50.1 million for the three months ended March 31, 2020. The loss resulted from the early extinguishment of our HoldCo Notes and consisted of a redemption premium of $14.5 million and the write off of our previously recorded unamortized debt discount and deferred debt issuance costs of $35.6 million. There was no loss on extinguishment of debt for the three months ended March 31, 2019.

Loss on Investments	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Loss on investments	$(26,872)	$(14,100)
Loss on investments was $26.9 million for the three months ended March 31, 2020 as compared to a loss of $14.1 million in the same period in 2019. The losses for both periods were primarily a result of changes in the fair values of the net asset values of our investments, partially offset by changes to the discounts on certain investments for the three months ended March 31, 2019.

The gains or losses from our investments will likely continue to fluctuate from period to period primarily based on the changes in fair value of the underlying holdings of the limited partnerships and changes in the discounts applied to such investments for our lack of control and lack of marketability, where applicable.

Other Income (Expense), Net	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Other income (expense), net	$29,294	$(24,301)
Other income, net, was $29.3 million for the three months ended March 31, 2020 as compared to other expense, net, of $24.3 million in the same period in 2019. Foreign exchange rate movement resulted in transaction and re-measurement gains of $37.7 million for the three months ended March 31, 2020 and transaction and re-measurement losses of $24.9 million in the same period in 2019. Interest rate swap hedging activity resulted in losses of $8.3 million for the three months ended March 31, 2020 and no losses or gains for the three months ended March 31, 2019.

Benefit from Income Taxes	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Benefit from income taxes	$(7,717)	$(3,299)
Effective income tax rate	40.0%	19.2%
Our benefit from income taxes was $7.7 million, resulting in an effective income tax rate of 40.0%, for the three months ended March 31, 2020 as compared to a benefit of $3.3 million, or an effective income tax rate of 19.2%, in the same period in 2019. Our benefit from income taxes for the three months ended March 31, 2020 was primarily due to the estimated tax effect on our pre-tax loss and the impact of favorable discrete items, including the release of a valuation allowance and the net impact of the Coronavirus Aid, Relief and Economic Security Act, partially offset by the tax impact of non-deductible compensation as a result of the IPO. Our benefit from income taxes for the three months ended March 31, 2019 was primarily due to the estimated tax effect on our pre-tax loss and other discrete tax impacts as a result of the Tax Cuts and Jobs Act of 2017.
Segment Results of Operations
    During the first quarter of 2020, our Chief Operating Decision Maker began assessing performance and making resource allocation decisions based on total segment revenue, including direct and indirect revenue, and segment performance including reimbursed costs. As a result, we have updated our segment presentation and all prior period information has been recast to reflect the change in segment presentation. Clinical Development Services and Laboratory Services segment revenue, segment direct costs, segment reimbursed costs, segment SG&A expenses and segment operating income for the three months ended March 31, 2020 and 2019 are detailed below.
Clinical Development Services

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Segment revenue	$870,886	$809,364	$61,522	7.6%
Segment direct costs	309,078	290,619	18,459	6.4
Segment reimbursed costs	223,529	209,880	13,649	6.5
Segment SG&A expenses	141,832	128,894	12,938	10.0
Segment operating income	$196,447	$179,971	$16,476	9.2

Segment Revenue
Clinical Development Services’ segment revenue was $870.9 million for the three months ended March 31, 2020, an increase of $61.5 million as compared to the same period in 2019. Segment revenue increased (i) 7.6% from organic volume growth primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the year and (ii) 1.3% from inorganic growth due to the 2019 Acquisitions. The increase in segment revenue was partially offset by a 1.2% decrease from the unfavorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations for our Phase II-IV clinical trial management services in 2019.
Segment Direct Costs
Clinical Development Services’ segment direct costs were $309.1 million for the three months ended March 31, 2020, an increase of $18.5 million as compared to the same period in 2019. The increase in segment direct costs was primarily due to  a $17.5 million increase from growth in employee headcount and contract labor to support current growth in revenue as well as compensation increases and a $9.4 million increase from the impact of the 2019 Acquisitions. The increase in segment direct costs was partially offset by a decrease in project delivery costs, including media-related costs for patient recruitment services, and a 1.1% decrease from the favorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ segment reimbursed costs were $223.5 million for the three months ended March 31, 2020, an increase of $13.6 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue and our overall growth, as well as due to the general timing of costs incurred across the portfolio of work, which will vary over the course of clinical trials due to the timing of the work performed, scope changes and the complexity and phase of the study, among other factors. The increase in segment reimbursed costs was partially offset by a 3.6% decrease from the favorable impact from foreign currency exchange rates.
Segment SG&A Expenses
Clinical Development Services’ segment SG&A expenses were $141.8 million for the three months ended March 31, 2020, an increase of $12.9 million as compared to the same period in 2019. The increase in segment SG&A expenses was primarily due to (i) a $7.2 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and (ii) a $4.9 million increase from the impact of the 2019 Acquisitions. The increase in segment SG&A expenses was partially offset by a 0.4% decrease from the favorable impact from foreign currency exchange rates.
Laboratory Services

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Segment revenue	$201,576	$154,374	$47,202	30.6%
Segment direct costs	87,051	72,260	14,791	20.5
Segment reimbursed costs	27,321	15,139	12,182	80.5
Segment SG&A expenses	21,783	18,999	2,784	14.7
Segment operating income	$65,421	$47,976	$17,445	36.4
Segment Revenue
Laboratory Services’ segment revenue was $201.6 million for the three months ended March 31, 2020, an increase of $47.2 million as compared to the same period in 2019. Segment revenue increased from organic volume growth across all our laboratory services due to higher opening backlog at the beginning of the year. The higher opening backlog was primarily due to increased net authorizations across all of our labs businesses in 2019.

Segment Direct Costs
Laboratory Services’ segment direct costs were $87.1 million for the three months ended March 31, 2020, an increase of $14.8 million as compared to the same period in 2019. The increase in segment direct costs was primarily due to (i) a $10.5 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and (ii) an increase in laboratory supply costs associated with the growth in revenue.
Segment Reimbursed Costs
Laboratory Services’ segment reimbursed costs were $27.3 million for the three months ended March 31, 2020, an increase of $12.2 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue and our overall growth, as well as higher shipping costs and the general timing of costs incurred across our portfolio of work. The increase in segment reimbursed costs was partially offset by a 1.3% decrease from the favorable impact from foreign currency exchange rates.
Segment SG&A Expenses
Laboratory Services’ segment SG&A expenses were $21.8 million for the three months ended March 31, 2020, an increase of $2.8 million as compared to the same period in 2019. The increase in segment SG&A expenses was primarily due to a $2.8 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases.
Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary cash uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments and other general corporate purposes. We have historically funded our operations with cash flows from operations. We have historically used long-term debt and cash on hand to fund acquisitions and make special cash dividends or distributions to our stockholders. We hold our cash balances in the United States and numerous locations throughout the rest of the world.
While we have not seen a significant impact to our liquidity and capital resources as a result of the COVID-19 pandemic to date, we continue to monitor and assess the impact and have already taken certain measures to preserve those resources. In March 2020, we borrowed $150.0 million under our revolving credit facility as a precautionary measure in order to further strengthen our cash position and to preserve financial flexibility due to the uncertainty in the global markets as a result of the COVID-19 pandemic. In addition, we may implement future measures to preserve or increase cash on-hand and create financial flexibility. For example, we may look to obtain additional financing or engage in refinancing our long-term debt. However, due to the ongoing impact of the COVID-19 pandemic on the capital and credit markets, we might not be able to successfully obtain additional financing or refinancing of our senior secured credit facilities or other debt on reasonable terms and within a reasonable time period acceptable to us, or at all.
The following table presents key measures of our liquidity on the dates set forth below:

(dollars in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash held in the United States	$461,457	$135,917
Cash held in foreign locations	276,907	209,270
Total	$738,364	$345,187
Revolving Credit Facility availability (net of letters of credit)	$148,370	$298,370

As a result of our recapitalization in 2017, we incurred certain future obligations associated with potential additional recapitalization consideration. We do not expect the payment of the recapitalization investment portfolio liability to impact our future liquidity or capital resources as the right for the pre-closing holders to receive any such payment depends upon receipt of future cash proceeds from the applicable portion of the investment portfolio. We have classified in long-term liabilities the portion of the investment portfolio we estimate to be payable, net of taxes and other expenses, to the pre-closing holders. Future payments will be required to be made, if and when, cash proceeds are received and are payable under the recapitalization transaction merger agreement. During the three months ended March 31, 2020 and 2019, we did not make any cash distributions related to the recapitalization investment portfolio liability. See Note 2, “Recapitalization Transaction,” of our audited consolidated financial statements included in our 2019 Annual Report on Form 10-K for additional information.
We expect to continue funding our operations from existing cash, cash flows from operations and from cash borrowed under our revolving credit facility. We believe that these sources of liquidity will be sufficient to fund our operations and service our debt and interest for the foreseeable future, as well as address impacts from the COVID-19 pandemic. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require use of existing cash, borrowings under our revolving credit facility or additional long-term financing. We may seek to take advantage of market opportunities to refinance existing debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time at our sole discretion, purchase, redeem or retire our existing debt instruments, through tender offers, in privately negotiated or open market transactions, or otherwise.
While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described above related to the COVID-19 pandemic and in Part II, Item 1A, “Risk Factors,” included elsewhere in this Quarterly Report on Form 10-Q, as well as factors described under “Indemnification and Insurance,” within Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” within Part II, Item 7, “Contractual Obligations and Commercial Commitments,” “Critical Accounting Policies and Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our 2019 Annual Report on Form 10-K.
Indebtedness
As of March 31, 2020, we had total long-term debt and finance lease obligations outstanding of approximately $4.4 billion. There were no changes to the debt covenants or default provisions related to our outstanding debt arrangements or other obligations during the first quarter of 2020. However, as we had borrowings outstanding under our revolving credit facility as of March 31, 2020, we are subject to a net secured leverage ratio test pursuant to the credit agreement governing our senior secured credit facilities. The aforementioned credit agreement subjects us to a maximum permitted total net secured leverage ratio of 5.00:1.00 on a quarterly basis, calculated with respect to Consolidated EBITDA (as defined in the credit agreement), when we have outstanding obligations under our revolving credit facility (excluding $25.0 million of non-cash collateralized letters of credit) exceeding 30% of the total revolving credit facility commitments. As of March 31, 2020, our total net secured leverage ratio was 3.1x. A breach of such total net leverage ratio test could prevent us from making additional borrowings under our revolving credit facility and trigger required repayment of our revolving credit facility and term loan outstanding under our credit agreement. We were in compliance with all covenants for all long-term debt arrangements as of March 31, 2020 and December 31, 2019. See Note 6, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Cash Flows

Cash flows from operating activities	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$19,373	$13,595

The increase in operating cash flows of $5.8 million was due to an $82.0 million increase in net loss and non-cash reconciling items, partially offset by a $76.2 million decrease in cash from the changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to period over period fluctuations in the timing of collections and payments, with the use of cash for net accounts receivable (defined as the sum of period-end balances of accounts receivable and unbilled services net of unearned revenue) and income taxes being unfavorable and the source of cash from (i) accounts payable, accrued expenses and other liabilities, (ii) prepaid expenses and other current assets and (iii) other assets being favorable.
The increase in net loss and non-cash reconciling items was primarily due to (i) a loss on the extinguishment of debt related to the redemption of the HoldCo Notes, (ii) an increase in the loss on investments recorded in the current period as compared to the same period in the prior year and (iii) non-cash losses on interest rate swaps.
The change in the use of cash for net accounts receivable of $111.5 million for the three months ended March 31, 2020 was largely due to the growth in revenue during the first quarter of 2020, as well as the timing in the receipt of collections and contractual billings under our contracts. Other changes to cash flows from operating activities include a $22.4 million increase in cash paid for interest and a $3.9 million net decrease in cash paid for income taxes during the three months ended March 31, 2020 as compared to the same period in 2019. Cash paid for interest increased primarily due to payment of accrued interest on the HoldCo Notes at the time of redemption. This increase in cash paid for HoldCo Notes interest was partially offset by a decrease in cash paid for interest on our term loan due to a lower interest rate for the three months ended March 31, 2020. Cash paid for income taxes decreased primarily as a result of increased U.S. and foreign tax refunds.

Cash flows from investing activities	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net cash used in investing activities	$(43,220)	$(51,390)
The decrease in cash used during the three months ended March 31, 2020 was primarily due to cash paid for investments in unconsolidated affiliates in the same period in the prior year which did not occur in the current year, partially offset by an increase in purchases of property and equipment in the current year. Cash paid for investments in unconsolidated affiliates for the three months ended March 31, 2019 was $20.0 million. There were no investments in unconsolidated affiliates for the three months ended March 31, 2020. Cash paid for property and equipment was $42.8 million and $24.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash paid for property and equipment was primarily due to the timing of payments and year over year growth in the business.

Cash flows from financing activities	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net cash provided by (used in) financing activities	$451,858	$(6,004)
During the three months ended March 31, 2020, cash provided by financing activities was primarily due to cash proceeds of $1,774.9 million from our IPO, net of IPO costs paid to date. A portion of the IPO net proceeds were used to redeem our HoldCo Notes, which included $1,450.0 million of principal and a $14.5 million redemption premium. Additionally, in March 2020, we borrowed $150.0 million from our revolving credit facility.

Contractual Obligations and Commercial Commitments
Other than the redemption of the HoldCo Notes and our borrowing under our revolving credit facility, there have been no material changes, outside of the ordinary course of business, to our contractual obligations and commercial commitments as previously disclosed in our 2019 Annual Report on Form 10-K.
As of March 31, 2020, future minimum payments on all our long-term debt, including interest, for the remainder of 2020, and years subsequent to December 31, 2020 were as follows:

(dollars in thousands)	2020 (remaining nine months)	2021-2022	2023-2024	2025-Thereafter	Total
Long-term debt, including interest(1)	$145,441	$3,540,829	$1,178,919	$3,886	$4,869,075

(1)
We may be required to make mandatory prepayments of principal on the term loan outstanding under our senior secured credit facilities in future years based on our cash flows in those years. Future interest expense on our indebtedness is calculated assuming a blended rate of 4.3%. The table above assumes that the amounts will remain outstanding until maturity, with minimum payments occurring as currently scheduled and no future borrowings, and does not include the impact of our interest rate swaps entered into during the first quarter of 2020.

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
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of our 2019 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained, including facts and circumstances related to the COVID-19 pandemic. Actual results could differ from those estimates and assumptions due to, among other things, the increased impacts caused by the COVID-19 pandemic.
We perform our annual impairment test of goodwill during the fourth quarter of each year, or more frequently if impairment indicators arise, which requires significant judgment. As of the date of our 2019 annual goodwill impairment test, of our nine reporting units with goodwill allocated, one reporting unit’s estimate of the fair value did not exceed its respective carrying value by a substantial margin. This reporting unit had recorded goodwill of $30.0 million as of the goodwill impairment testing date. The percentage by which the reporting unit’s estimated fair value exceeded carrying value was 22.0%. Certain portions of this reporting unit were negatively impacted by the COVID-19 pandemic and to the extent that the impacts are prolonged or that they result in a change to long-term outlook, such could trigger an impairment to this reporting unit in the future.
Given the present uncertainty surrounding the global economy due to the COVID-19 pandemic, including but not limited to stock price volatility of the overall market, the volatility of our stock price as well as that of our competitors and current and future impacts to our operations from the COVID-19 pandemic, it is possible that we could experience a non-cash impairment loss of a portion of our goodwill or other long-lived assets in the future. While no impairment charges were recorded during the three months ended March 31, 2020, future goodwill or other long-lived asset impairment, if any, could have a material impact on our results of operations or financial condition.
We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2019 Annual Report on Form 10-K. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

Recently Adopted Accounting Standard
A recently adopted accounting standard relevant to our condensed consolidated financial statements is described more fully in the “Recently Adopted Accounting Standard” section in Note 1, “Basis of Presentation,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Adopted Accounting Standard

Date	Title	Effective Date
August 2018	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	Adopted January 1, 2020
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2020, there were no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2019 Annual Report on Form 10-K, other than the effects of the COVID-19 pandemic on the global economy and overall capital and credit markets. Additionally, in February 2020, we considered refinancing certain portions of our outstanding debt with new variable rate debt and, in anticipation thereof, we entered into three new variable to fixed interest rate swaps to hedge future interest rate exposure. The three swaps have a notional value of $3.5 billion, with an effective date of March 31, 2020 and a termination date of March 31, 2025. In March 2020, we entered into a fixed to variable interest rate swap with a notional value of $0.5 billion, with identical effective and termination dates, that offset one of the three February 2020 variable to fixed interest rate swaps, as we had not yet entered into the new variable rate debt structure. See Note 6, “Long-term Debt and Finance Lease Obligations” and Note 8, “Derivative Instruments and Hedging Activities,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on impacts to our market risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our condensed consolidated financial statements, all litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.
Item 1A. Risk Factors
There have been no significant changes from the risk factors previously disclosed in our Annual Report on
Form 10-K for the year ended December 31, 2019 except for as disclosed below. Refer to Part 1, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K for a detailed discussion of risk factors affecting us.
Our operations might be affected by the occurrence of a natural disaster, pandemics, such as the COVID-19 pandemic, or other catastrophic events.
We depend on our customers, investigators, laboratories and other facilities for the continued operation of our business. While we maintain disaster recovery and business continuity plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, hurricanes, fires, floods, ice and snowstorms and pandemics, such as the novel coronavirus disease (the “COVID-19 pandemic”), may result in interruptions in our ability to provide services to our customers. Disruptions in the infrastructure, laboratory, clinic or office closures, mandatory stay at home orders or other social distancing measures caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism or pandemics, such as the COVID-19 pandemic, or other “acts of god,” particularly involving countries and cities in which we have laboratories, clinics or offices, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us from certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur, including those relating to the COVID-19 pandemic. Any natural disaster or catastrophic event, such as the COVID-19 pandemic affecting us or our customers, investigators or payers could have a significant negative impact on our operations or financial performance.
As of the date of filing this Quarterly Report on Form 10-Q, the COVID-19 pandemic has impacted our ability to carry out critical services relating to our clinical studies on a timely basis, including the ability of our employees to visit hospitals and other clinical trial sites to conduct monitoring and other critical site visits and patient recruitment and enrollment activities as part of services offered within our Clinical Development Services segment, as well as a temporary shutdown of our Phase I clinics. Additionally, our Laboratory Services segment has experienced limited reductions in central lab services due to delays in clinical trial activity. Furthermore, we have had customers delay new studies and/or pause ongoing studies or certain activities thereof, such as patient recruitment, patient enrollment, site visits and site monitoring. These delays have and will continue to impact the timing and extent to which backlog will convert to revenue.

We do not yet know the full extent of the impacts of the COVID-19 pandemic on our business, results of operations, financial condition or the global economy as a whole, as the ultimate impact of the pandemic is highly uncertain and subject to change. While the financial impact from the COVID-19 pandemic has not been material to our results of operations as of March 31, 2020, in part due to the mitigation activities discussed elsewhere in this Quarterly Report on Form 10-Q, the financial impact could become material in the future due to the significant uncertainty as to the magnitude, continued duration, geographic reach, ongoing impact on the global economy and capital and credit markets and current travel and other restrictions relating to the COVID-19 pandemic. Additionally, federal, state and local governments have implemented economic and other stimulus measures to support individuals and businesses impacted by the COVID-19 pandemic, and while we intend to utilize such measures where appropriate and applicable, there can be no assurance that such measures will benefit us or otherwise offset any or all of the financial impacts from the COVID-19 pandemic. If the pandemic continues for an extended period or was to worsen and/or governments’ actions to contain the spread of COVID-19 were to be ineffective, these factors could result in a material negative impact on our business, growth, reputation, prospects, financial condition, results of operations (including components of our financial results), cash flows and liquidity. Such impact could include, but is not limited to, additional customer delays or cancellations of awarded services, customers may reduce their R&D drug development pipeline which could result in lower growth to the CRO industry, additional costs related to restructuring activities, non-cash impairments of goodwill and other long-lived assets, decreases in the value of our investments, loss of hedge accounting and restrictions on our ability to obtain additional financing, if needed, or refinance our senior secured credit facilities or other debt.
Our business is subject to international and U.S. economic, currency, political and other risks, including those caused by the global COVID-19 pandemic, that could negatively affect our business, results of operations, financial condition and/or cash flows.
We provide services globally and have business operations in numerous countries throughout the world. Because we provide our services worldwide, our business is subject to risks associated with doing business internationally, including risks associated with a global pandemic such as the COVID-19 pandemic. Our revenue from our non-U.S. operations represented approximately 47.1% of our revenue for the year ended December 31, 2019. We anticipate that we will continue to perform a significant portion of our services through our international operations. Our U.S. and international operations are subject to risk and uncertainties inherent in operating in these regions, including:

•
conducting a clinical trial in multiple countries is complex, and issues in one country can affect the progress of the trial in other countries and result in delays or cancellation of contracts, including delays and other issues caused by the COVID-19 pandemic;

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

•
foreign countries are expanding or might expand their regulatory framework with respect to patient informed consent or other aspects of the conduct of clinical trials, which could delay or inhibit our ability to conduct trials in such countries, including changes that may be enacted or result from the COVID-19 pandemic;

•	the regulatory or judicial authorities of foreign countries might not enforce legal rights and recognize business procedures in a manner to which we are accustomed or would reasonably expect;

•
changes in political and economic conditions might lead to changes in the business environment in which we operate, such as the current changes caused by the COVID-19 pandemic, including those to protect the general population and patient safety in clinical trials;

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

•
any failure by us to comply with foreign regulations or restrictions or become aware of and acknowledge changes in foreign regulations or restrictions, which could result in the delay of a clinical trial, including changes in foreign regulations or restrictions due to the COVID-19 pandemic.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to manage these risks and uncertainties could be affected by U.S. laws and could have an adverse impact on our business, results of operations, financial condition and/or cash flows.

Difficult and volatile conditions in the capital and credit markets and in the overall economy, including those caused by the global COVID-19 pandemic, could materially adversely affect our business, financial position, results of operations and/or cash flows.
Our business, financial position, results of operations and/or cash flows could be materially adversely affected by difficult conditions and volatility in the capital and credit markets and changes in national or global economic conditions including, but not limited to, inflation, interest rates, the negative impacts caused by pandemics, including the COVID-19 pandemic, and the effects of governmental initiatives to manage economic conditions. Difficult conditions in these markets and the overall economy affect our business and operations in a number of ways. For example:

•
as a result of the COVID-19 pandemic, customers may delay or cancel clinical trials (i) to protect patient safety, (ii) as a result of government restrictions, (iii) to limit impacts on healthcare systems and (iv) due to concerns regarding the ability of hospitals and other clinical trial sites to conduct clinical trials safely, efficiently and effectively;

•
if a significant percentage of our workforce is unable to work, including because of illness, or travel or government restrictions in connection with the COVID-19 pandemic, our operations may be negatively impacted;

•
as a result of the COVID-19 pandemic, we have temporarily shutdown our Phase I clinics. Depending on the future duration, severity and impacts of the COVID-19 pandemic, we may have to extend the shutdown of our Phase I clinics and also shutdown one or more of our laboratories, other clinics or offices due to patient safety, government restrictions, illness or other impacts in connection with the COVID-19 pandemic;

•
market conditions, including those caused by the COVID-19 pandemic, could result in our key customers experiencing financial difficulties and/or electing to limit spending or delay payment of invoices, or become unable to pay invoices, which in turn could result in decreased revenues, cash flows and earnings for us;

•
under difficult market conditions there can be no assurance that borrowings under our senior secured credit facilities would be available or sufficient, and in such a case, we might not be able to successfully obtain additional financing or refinancing of our senior secured credit facilities or other debt on reasonable terms and within a reasonable time period acceptable to us, or at all, and such could also impact our hedge accounting on our variable rate debt; and

•
in order to respond to market conditions, we may need to seek waivers of various provisions in the credit agreement governing our senior secured credit facilities, and we might not be able to obtain such waivers on reasonable terms, if at all.

If we are unable to recruit, retain and motivate key personnel, our business could be adversely affected.
Our success depends on the collective performance, contribution and expertise of our senior management team and other key personnel throughout our businesses, including qualified management, professional, operational, scientific, technical and business development personnel. There is significant competition for qualified personnel in the biopharmaceutical and related services industries, particularly personnel with advanced degrees and those with significant experience and expertise. The loss of any key executive or if he or she becomes seriously ill with COVID-19 or otherwise, or our inability to continue to recruit, retain and motivate key personnel and replace departed personnel in a timely fashion, may adversely impact our ability to compete effectively and grow our business and negatively affect our ability to meet our short and long-term financial and operational objectives.

We depend on third parties for critical goods and support services.
We depend on third parties for a variety of goods and support services that are critical to us. These third-party providers include, but are not limited to, software and other technology providers, third-party transportation and travel providers, suppliers of study drugs for clinical trials, couriers, customs brokers, drug depots and distributors, suppliers of licensing agreements, investigator meeting planners, suppliers of kits, reagents, contractors and other supplies used by our laboratory segments and equipment maintenance providers. The failure of any of these third parties to adequately provide goods or services to us or to comply with relevant laws and regulations could have a material adverse effect on our reputation, business, results of operations, financial condition and/or cash flows. While we have not seen an adverse impact from the COVID-19 pandemic on the third parties that we rely on to provide goods and services, there can be no guarantee that a significant impact to our third-party providers will not occur in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2020, options to purchase 180,000 shares of our common stock were exercised at a price of $15.05 per share for a total of $2.7 million. Additionally, during the first quarter of 2020, we repurchased 25,873 shares of our common stock from stockholders, at a price of $21.70 per share for a total of $0.6 million.
The issuance of these shares of common stock were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act (“Rule 701”), as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions or any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or furnished as a part of this report and are incorporated herein by reference.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PPD, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K)	-	8-K	001-39212	3.1	2/10/2020
3.2	Amended and Restated Bylaws of PPD, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K)	-	8-K	001-39212	3.2	2/10/2020
10.1	Second Amended and Restated Stockholders Agreement by and among PPD, Inc. and the other parties named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K)	-	8-K	001-39212	10.1	2/10/2020
10.2	Form of Indemnification Agreement between PPD, Inc. and directors and executive officers of PPD, Inc. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1)	-	S-1/A	333-235860	10.16	1/16/2020

10.3	PPD, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Company’s Registration Statement on Form S-1)	-	S-1/A	333-235860	10.38	1/27/2020
10.4	Form of Option Grant Notice and Agreement under the PPD, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1)	-	S-1/A	333-235860	10.39	1/27/2020
10.5	Form of Restricted Stock Grant Notice and Agreement under the PPD, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1)	-	S-1/A	333-235860	10.40	1/27/2020
10.6	Form of Restricted Stock Unit Grant Notice and Agreement for Directors under the PPD, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1)	-	S-1/A	333-235860	10.41	1/27/2020
10.7	Form of Restricted Stock Unit Grant Notice and Agreement for Employees under the PPD, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to Amendment No. 2 to the Company’s Registration Statement on Form S-1)	-	S-1/A	333-235860	10.42	1/27/2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	-	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	-	-	-	-
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	-	-	-	-
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	-	-	-	-
101.INS	XBRL Instance Document	X	-	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document	X	-	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	-	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	-	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	-	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	-	-	-	-

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2020.

PPD, Inc.

By:	/s/ Christopher G. Scully
Name:	Christopher G. Scully
Title:	Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)