Form 10-Q
period 2020-06-30
PPD, Inc.
filed 2020-08-05
CIK 1793294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Class                    Number of Shares Outstanding
Common Stock $0.01 par value        348,591 shares outstanding as of July 31, 2020

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
These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions including forward-looking statements about the impact from the novel coronavirus disease (the “COVID-19 pandemic”). We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at this time, including the impact from the COVID-19 pandemic. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements contained herein are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, actual results might differ materially from those expressed in the forward-looking statements. Factors that might materially affect such forward-looking statements include:

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

•	any failure of our backlog to accurately predict or convert into future revenue;

•	the fact that our customers can terminate, delay or reduce the scope of our contracts with them upon short notice or with no notice;

•	the impact of industry, customer and therapeutic area concentration;

•	our ability to accurately price our contracts and manage our costs associated with performance of such contracts;

•	any failures in our information and communication systems, including cybersecurity breaches, impacting us or our customers, clinical trial participants or employees;

•	any failure to perform services in accordance with contractual requirements, regulatory standards and ethical standards;

•	our ability to recruit, retain and motivate key personnel, including the loss of any key executive who becomes seriously ill with COVID-19;

•	our ability to access clinical research sites, attract suitable investigators or enroll a sufficient number of patients (including as a result of COVID-19) for our customers’ clinical trials;

•	any failure by us to comply with numerous privacy laws;

•	our dependence on third parties for critical goods and support services, including a significant impact from the COVID-19 pandemic on our suppliers;

•	our dependence on our technology network, and the impact from upgrades to the network;

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
These cautionary statements should not be construed by you to be exhaustive and are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For further discussion of the risks relating to our business, see Part II, Item 1A, “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

PPD, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$1,010,918	$996,531	$2,083,380	$1,960,269

Operating costs and expenses:
Direct costs, exclusive of depreciation and amortization	374,839	375,503	789,278	742,705
Reimbursed costs	223,807	221,873	474,657	446,892
Selling, general and administrative expenses	237,616	236,055	485,392	454,435
Depreciation and amortization	68,763	65,589	135,078	131,007
Total operating costs and expenses	905,025	899,020	1,884,405	1,775,039
Income from operations	105,893	97,511	198,975	185,230
Interest expense, net of interest income of $294 and $1,802 for the three months ended June 30, 2020 and 2019, respectively, and $1,564 and
$3,294 for the six months ended June 30, 2020 and 2019, respectively	(51,403)	(76,870)	(116,113)	(143,393)
Loss on extinguishment of debt	(43,469)	—	(93,534)	—
Gain (loss) on investments	96,621	6,490	69,749	(7,610)
Other (expense) income, net	(26,238)	11,986	3,056	(12,315)
Income before provision for income taxes	81,404	39,117	62,133	21,912
Provision for income taxes	17,230	6,642	9,513	3,343
Income before equity in losses of unconsolidated affiliates	64,174	32,475	52,620	18,569
Equity in losses of unconsolidated affiliates, net of income taxes	(2,063)	(362)	(3,629)	(690)
Net income	62,111	32,113	48,991	17,879
Net income attributable to noncontrolling interest	(194)	(1,368)	(2,912)	(2,229)
Net income attributable to PPD, Inc.	61,917	30,745	46,079	15,650
Recapitalization investment portfolio consideration	(71,059)	(5,029)	(50,997)	5,599
Net (loss) income attributable to common stockholders of PPD, Inc.	$(9,142)	$25,716	$(4,918)	$21,249

(Loss) income per share attributable to common stockholders of PPD, Inc.:
Basic	$(0.03)	$0.09	$(0.01)	$0.08
Diluted	$(0.03)	$0.09	$(0.01)	$0.08
Weighted-average common shares outstanding:
Basic	348,584	279,187	333,023	279,137
Diluted	348,584	279,332	333,023	279,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$62,111	$32,113	$48,991	$17,879

Other comprehensive income (loss), net of tax expense (benefit):
Foreign currency translation adjustments	35,159	(42,808)	(52,794)	9,729
Defined benefit plan adjustments, net of income taxes of
$27 and $26 for the three months ended June 30, 2020 and 2019, respectively
and $57 and $62 for the six months ended June 30, 2020 and 2019, respectively	132	125	242	270
Derivative instruments adjustments, net of income taxes of $(6,488) and $(744)
for the three months ended June 30, 2020 and 2019, respectively, and $(31,597)
and $(1,306) for the six months ended June 30, 2020 and 2019, respectively	(19,790)	(2,328)	(97,495)	(4,738)
Other comprehensive income (loss)	15,501	(45,011)	(150,047)	5,261
Comprehensive income (loss)	77,612	(12,898)	(101,056)	23,140
Comprehensive income attributable to noncontrolling interest	(868)	(2,170)	(3,573)	(3,081)
Comprehensive income (loss) attributable to PPD, Inc.	76,744	(15,068)	(104,629)	20,059
Recapitalization investment portfolio consideration	(71,059)	(5,029)	(50,997)	5,599
Comprehensive income (loss) attributable to common stockholders of PPD, Inc.	$5,685	$(20,097)	$(155,626)	$25,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

Assets
	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$693,035	$345,187
Accounts receivable and unbilled services, net	1,397,880	1,326,614
Income taxes receivable	31,675	27,437
Prepaid expenses and other current assets	117,137	119,776
Total current assets	2,239,727	1,819,014

Property and equipment, net	454,888	458,845
Investments in unconsolidated affiliates	29,224	34,028
Investments	319,673	250,348
Goodwill, net	1,746,728	1,764,104
Intangible assets, net	803,009	892,091
Other assets	144,616	156,220
Operating lease right-of-use assets	168,653	181,596
Total assets	$5,906,518	$5,556,246
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable	$125,454	$130,060
Accrued expenses:
Payables to investigators	330,672	322,231
Accrued employee compensation	263,749	263,834
Accrued interest	4,439	44,527
Other accrued expenses	177,204	138,632
Income taxes payable	12,018	15,161
Unearned revenue	1,105,651	1,110,872
Current portion of operating lease liabilities	47,711	45,962
Current portion of long-term debt and finance lease obligations	35,939	35,794
Total current liabilities	2,102,837	2,107,073

Accrued income taxes	17,306	38,465
Deferred tax liabilities	79,930	92,225
Recapitalization investment portfolio liability	242,675	191,678
Long-term operating lease liabilities, less current portion	139,240	153,766
Long-term debt and finance lease obligations, less current portion	4,240,010	5,608,134
Other liabilities	119,037	33,017
Total liabilities	6,941,035	8,224,358
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	33,609	30,036
Stockholders’ deficit:
Common stock - $0.01 par value; 2,000,000 and 2,080,000 shares authorized as of
June 30, 2020 and December 31, 2019, respectively;
349,312 shares issued and 348,586 shares outstanding as of June 30, 2020, and
280,127 shares issued and 279,426 shares outstanding as of December 31, 2019	3,493	2,801
Treasury stock, at cost, 726 shares and 701 shares as of June 30, 2020 and
December 31, 2019, respectively	(13,268)	(12,707)
Additional paid-in-capital	1,787,645	1,983
Accumulated deficit	(2,397,045)	(2,391,321)
Accumulated other comprehensive loss	(448,951)	(298,904)
Total stockholders’ deficit	(1,068,126)	(2,698,148)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$5,906,518	$5,556,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$48,991	$17,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,078	131,007
Stock-based compensation expense	10,690	8,523
Non-cash operating lease expense	21,710	20,338
Amortization of debt issuance costs, modification costs and debt discounts	6,013	6,655
Non-cash losses (gains) on interest rate swaps	4,965	(4,739)
(Gain) loss on investments	(69,749)	7,610
Deferred income tax expense (benefit)	18,575	(1,937)
Loss on extinguishment of debt	93,534	—
Amortization of costs to obtain a contract	4,660	5,802
Other	2,060	317
Change in operating assets and liabilities, net of effect of business acquired:
Accounts receivable and unbilled services, net	(96,636)	(60,243)
Prepaid expenses and other current assets	29,362	1,858
Other assets	(24,134)	(26,808)
Income taxes, net	(28,480)	(22,465)
Accounts payable, accrued expenses and other liabilities	(22,312)	(51,700)
Operating lease liabilities	(21,244)	(19,014)
Unearned revenue	17,694	104,842
Net cash provided by operating activities	130,777	117,925
Cash flows from investing activities:
Purchases of property and equipment	(68,508)	(47,437)
Acquisition of business, net of cash and cash equivalents acquired	1,664	(5,731)
Capital contributions paid for investments, net of distributions received	(1,918)	(1,949)
Investments in unconsolidated affiliates	—	(30,000)
Other	—	771
Net cash used in investing activities	(68,762)	(84,346)
Cash flows from financing activities:
Purchase of treasury stock	(626)	(2,029)
Proceeds from exercise of stock options	2,709	3,448
Borrowing on Revolving Credit Facility	150,000	—
Repayment of Revolving Credit Facility	(150,000)	—
Proceeds from issuance of senior notes	1,200,000	891,000
Redemption of HoldCo Notes	(1,464,500)	—
Redemption of OpCo Notes	(1,160,865)	—
Payments on long-term debt and finance leases	(23,153)	(17,128)
Payment of debt issuance and debt modification costs	(17,232)	(27,612)
Net proceeds from initial public offering	1,772,960	—
Return of capital and special dividend to stockholders	—	(1,086,000)
Net cash provided by (used in) financing activities	309,293	(238,321)
Effect of exchange rate changes on cash and cash equivalents	(23,460)	2,988
Net increase (decrease) in cash and cash equivalents	347,848	(201,754)
Cash and cash equivalents, beginning of the period	345,187	553,066
Cash and cash equivalents, end of the period	$693,035	$351,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2020	$32,741	349,310	$3,493	$1,782,232	726	$(13,268)	$(464,452)	$(2,387,903)	$(1,079,898)
Net income	194	—	—	—	—	—	—	61,917	61,917
Other comprehensive income	674	—	—	—	—	—	15,501	—	15,501
Vesting of restricted stock	—	2	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	—	—	(5)	—	—	—	—	(5)
Stock-based compensation expense	—	—	—	5,418	—	—	—	—	5,418
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	(71,059)	(71,059)
Balance, June 30, 2020	$33,609	349,312	$3,493	$1,787,645	726	$(13,268)	$(448,951)	$(2,397,045)	$(1,068,126)

Balance, December 31, 2019	$30,036	280,127	$2,801	$1,983	701	$(12,707)	$(298,904)	$(2,391,321)	$(2,698,148)
Net income	2,912	—	—	—	—	—	—	46,079	46,079
Other comprehensive loss	661	—	—	—	—	—	(150,047)	—	(150,047)
Vesting of restricted stock	—	5	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	180	2	2,702	—	—	—	—	2,704
Repurchases of common stock	—	—	—	—	25	(561)	—	—	(561)
Stock-based compensation expense	—	—	—	10,690	—	—	—	—	10,690
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	(50,997)	(50,997)
Issuance of common stock for initial public offering	—	69,000	690	1,772,270	—	—	—	—	1,772,960
Other	—	—	—	—	—	—	—	(806)	(806)
Balance, June 30, 2020	$33,609	349,312	$3,493	$1,787,645	726	$(13,268)	$(448,951)	$(2,397,045)	$(1,068,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2019	$25,803	279,739	$2,797	$48,306	515	$(8,933)	$(262,619)	$(1,249,544)	$(1,469,993)
Net income	1,368	—	—	—	—	—	—	30,745	30,745
Other comprehensive income (loss)	802	—	—	—	—	—	(45,011)	—	(45,011)
Vesting of restricted stock	—	4	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	38	—	559	—	—	—	—	559
Repurchases of common stock	—	—	—	—	113	(2,229)	—	—	(2,229)
Stock-based compensation expense	—	—	—	4,789	—	—	—	—	4,789
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	(5,029)	(5,029)
Modification of stock option awards	—	—	—	(14,703)	—	—	—	—	(14,703)
Return of capital and special dividend	—	—	—	(37,987)	—	—	—	(1,048,013)	(1,086,000)
Balance, June 30, 2019	$27,973	279,781	$2,797	$964	628	$(11,162)	$(307,630)	$(2,271,841)	$(2,586,872)

Balance, December 31, 2018	$24,892	279,545	$2,795	$41,685	515	$(8,933)	$(312,891)	$(1,245,077)	$(1,522,421)
Net income	2,229	—	—	—	—	—	—	15,650	15,650
Other comprehensive income	852	—	—	—	—	—	5,261	—	5,261
Vesting of restricted stock	—	6	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	230	2	3,446	—	—	—	—	3,448
Repurchases of common stock	—	—	—	—	113	(2,229)	—	—	(2,229)
Stock-based compensation expense	—	—	—	8,523	—	—	—	—	8,523
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	5,599	5,599
Modification of stock option awards	—	—	—	(14,703)	—	—	—	—	(14,703)
Return of capital and special dividend	—	—	—	(37,987)	—	—	—	(1,048,013)	(1,086,000)
Balance, June 30, 2019	$27,973	279,781	$2,797	$964	628	$(11,162)	$(307,630)	$(2,271,841)	$(2,586,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation
Description of Business
PPD, Inc. (together with its subsidiaries “PPD” or the “Company”) is a holding company incorporated in Delaware. References to the “Company” throughout these condensed consolidated financial statements refer to PPD, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. The Company is a leading provider of drug development services to the biopharmaceutical industry, focused on helping the Company’s customers bring their new medicines to patients around the world. The Company has been in the drug development services business for more than 30 years, providing a comprehensive suite of clinical development and laboratory services to pharmaceutical, biotechnology, medical device, government organizations and other industry participants. The Company has deep experience across a broad range of rapidly growing areas of drug development and engages with customers through a variety of commercial models, including both full-service and functional service partnerships and other offerings tailored to address the specific needs of the Company’s customers. The Company has two reportable segments, Clinical Development Services (“Clinical Development Services”) and Laboratory Services (“Laboratory Services”).
Unaudited Interim Financial Information and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies it follows for annual financial reporting and are disclosed in Note 1 of the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as superseded by, and solely to the extent set forth in, the Company’s first Current Report on Form 8-K filed on May 21, 2020 (the “May 2020 Form 8-K”). There have been no significant changes to the Company’s significant accounting policies during the first six months of 2020, except for a change in how the Company’s Chief Operating Decision Maker (“CODM”) assesses segment performance. See Note 14, “Segments,” for additional information.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company monitors estimates and assumptions on a continuous basis and updates these estimates and assumptions as facts and circumstances change and new information is obtained, including facts and circumstances related to the novel coronavirus disease (the “COVID-19 pandemic”). Actual results could differ from those estimates and assumptions due to, among other things, the impacts caused by the COVID-19 pandemic.
In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full twelve-month period ending December 31, 2020 or any other future period. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its May 2020 Form 8-K. The information as of December 31, 2019 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the May 2020 Form 8-K.
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

Initial Public Offering
On February 6, 2020, the Company’s common stock began trading on The Nasdaq Global Select Market under the symbol “PPD.” On February 10, 2020, the Company completed its initial public offering (“IPO”) of its common stock at a price to the public of $27.00 per share. The Company issued and sold 69.0 million shares of common stock in the IPO, including 9.0 million shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company raised net proceeds of $1,773.0 million through the IPO, after deducting underwriting discounts and other offering expenses totaling $90.0 million. During the six months ended June 30, 2020, the Company expensed $4.0 million of costs related to the IPO.
The Company used a portion of the net proceeds from the IPO to (i) redeem $550.0 million in aggregate principal amount of unsecured 7.625%/8.375% Senior PIK Toggle Notes (the “Initial HoldCo Notes”), plus accrued and unpaid interest thereon and $5.5 million of redemption premium and (ii) redeem $900.0 million in aggregate principal amount of unsecured 7.75%/8.50% Senior PIK Toggle Notes (the “Additional HoldCo Notes” and, together with the Initial HoldCo Notes, the “HoldCo Notes”), plus accrued and unpaid interest thereon and $9.0 million of redemption premium. The redemption of the HoldCo Notes resulted in a loss on extinguishment of debt of $50.1 million. See Note 6, “Long-term Debt and Finance Lease Obligations,” for additional information regarding the redemption.
In connection with the IPO, the Company’s board of directors adopted and stockholders approved the PPD, Inc. 2020 Omnibus Incentive Plan (“2020 Incentive Plan”) to implement a new market-based long-term incentive program to align the Company’s executive compensation package with similarly situated public companies. Any awards previously granted under the Eagle Holding Company I 2017 Incentive Plan (the “Eagle I Plan”) remain subject to the terms of the Eagle I Plan and the applicable award agreements. In May 2020, 1,169,504 awards, including time-based stock options, restricted stock units and performance stock units, with an aggregate fair value of $26.6 million, were granted under the 2020 Incentive Plan. The fair value of the awards issued under the 2020 Incentive Plan is determined in the same manner as described in the May 2020 Form 8-K, with the exception of the Company’s publicly traded stock value being used as the fair value of the Company’s common stock. As of June 30, 2020, there were 37,887,711 shares of common stock available for issuance under the 2020 Incentive Plan. No awards were issued under the Eagle I Plan for the three and six months ended June 30, 2020 and no additional awards will be granted under the Eagle I Plan in the future. See Note 4, “Stock-based Compensation,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K for additional information. Additionally, in connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation, among other things, provides that the Company’s authorized capital consists of 2.0 billion shares of common stock, par value $0.01 per share and 100.0 million shares of preferred stock, par value $0.01 per share.
During the first quarter of 2020, the Company terminated its cash-based long-term incentive plan (the “LTIP”) and accelerated the remaining expense for future service under the plan. The LTIP was terminated to align the long-term compensation package of a certain set of employees to the interests of the Company’s stockholders and that offered by similarly situated public companies. These employees started receiving stock-based awards under the 2020 Incentive Plan beginning in May 2020. During the six months ended June 30, 2020, the Company recorded compensation expense of $22.2 million for the acceleration of expense under the LTIP. The compensation expense was recorded as a component of direct costs and selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of operations.
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

2.    Revenue
Performance Obligations
Revenue recognized from performance obligations partially satisfied in prior periods was $30.9 million and $54.5 million for the three and six months ended June 30, 2020, respectively, and $39.4 million and $45.3 million for the three and six months ended June 30, 2019, respectively. These cumulative catch-up adjustments primarily related to (i) contract modifications executed in the current period, which resulted in changes to the transaction price, (ii) changes in transaction price related to variable consideration and (iii) changes in estimates such as estimated total costs.
As of June 30, 2020, the aggregate amounts of transaction price allocated to unsatisfied performance obligations with an original contract term of greater than one year was $6.9 billion. The Company expects to recognize 35% to 41% of the transaction price allocated to unsatisfied performance obligations over the next 12 months as services are rendered, with the remainder recognized thereafter during the remaining contract term. The Company does not include the value of the transaction price allocated to unsatisfied performance obligations for contracts that have an original contract term of less than one year or for contracts which are determined to be short-term based on certain termination for convenience provisions.
Accounts Receivable and Unbilled Services, net and Unearned Revenue
The Company’s accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

(in thousands)	June 30, 2020	December 31, 2019
Accounts receivable	$663,142	$726,111
Unbilled services	742,144	609,674
Total accounts receivable and unbilled services	1,405,286	1,335,785
Allowance for doubtful accounts	(7,406)	(9,171)
Total accounts receivable and unbilled services, net	$1,397,880	$1,326,614
The Company’s unearned revenue consisted of the following amounts on the dates set forth below:

(in thousands)	June 30, 2020	December 31, 2019
Unearned revenue	$1,105,651	$1,110,872
As of June 30, 2020 and December 31, 2019, contract assets of $153.4 million and $178.8 million, respectively, were included in unbilled services. The changes in the Company’s contract assets and unearned revenue resulted from the timing difference between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones and customer payments. Additionally, during the six months ended June 30, 2020 and 2019, the Company recognized revenue of $709.5 million and $566.1 million, respectively, from the balance of unearned revenue outstanding as of January 1, 2020 and January 1, 2019, respectively. Impairments of accounts receivable, unbilled services and contract assets were insignificant during the three and six months ended June 30, 2020 and 2019.
Customer Concentration
Concentrations of credit risk with respect to accounts receivable and unbilled services, net, are limited due to the Company’s large number of customers. As of June 30, 2020, one customer accounted for approximately 11% of accounts receivable and unbilled services, net. As of December 31, 2019, two customers each individually accounted for approximately 11% of accounts receivable and unbilled services, net. Additionally, one customer accounted for approximately 11% of revenues for the three months ended June 30, 2020. No one customer accounted for greater than 10% of revenues for the three months ended June 30, 2019 or the six months ended June 30, 2020 and 2019.

3.    Stockholders’ Deficit and Redeemable Noncontrolling Interest
Shares
Common Stock
The following is a summary of the Company’s authorized, issued and outstanding shares of common stock as of the periods set forth below:

(in thousands)	June 30, 2020	December 31, 2019
Shares authorized	2,000,000	2,080,000
Shares issued	349,312	280,127

Shares outstanding:
Voting	348,586	276,052
Non-voting	—	3,374
Total shares outstanding	348,586	279,426
Voting, Dividend, and Liquidation Rights of Common Stock
Each share of common stock is entitled to one vote on all matters to be voted on by the stockholders of the Company holding common stock, including the election of directors. Additionally, the holders of common stock are entitled to dividends on a pro rata basis at such time and in such amounts, if and when declared by the Company’s board of directors and are entitled to participate on a pro rata basis in all distributions that may be legally made to the Company’s stockholders in connection with a voluntary or involuntary liquidation, dissolution or winding up of the Company. With the completion of the IPO in the first quarter of 2020, all non-voting shares of common stock were converted to voting shares of common stock.
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
Preferred Stock
In connection with the Company’s Amended and Restated Certificate of Incorporation filed in February 2020, the Company authorized 100.0 million shares of preferred stock. No shares of preferred stock were issued or outstanding as of June 30, 2020.
Redeemable Noncontrolling Interest
The Company owns 60% of its consolidated subsidiary PPD-SNBL K.K. (“PPD-SNBL”). The 40% ownership interest in PPD-SNBL held by Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets due to certain put options under which SNBL may require the Company to purchase SNBL’s remaining ownership interest at fair value upon the occurrence of certain events described in the PPD-SNBL shareholders agreement. As of June 30, 2020 and December 31, 2019, no such events had occurred. See Note 12, “Related Party Transactions,” for additional information.
4.    Business Combinations
The Company accounted for its business combinations below under the acquisition method of accounting and measured at fair value, the identifiable assets acquired and liabilities assumed at the date of acquisition. For each business combination, the Company recorded assets and liabilities representing working capital at their historical costs, which approximate fair value given the short-term nature of the assets and liabilities. The methods used to estimate the fair value of definite-lived intangible assets are consistent with those described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K.

Acquisition of Synarc
On September 3, 2019, the Company acquired 100% of the issued and outstanding equity of Synarc, Inc. (“Synarc”), the global site network business of Bioclinica, Inc., expanding its global footprint into China and Latin America and expanding its central nervous system offering in the United States. The purchase price was $48.6 million and was paid with cash on hand.
The initial accounting is not complete and amounts recorded as part of the acquisition are provisional, pending finalization of the valuation of certain assets. The preliminary goodwill recognized of $8.4 million was primarily the result of anticipated growth through the development of new customers, additional services to existing customers and the assembled workforce. The goodwill was assigned to a reporting unit within the Company’s Clinical Development Services segment. The Company is not able to deduct goodwill for U.S. income tax purposes.
The Company acquired the following definite-lived intangible assets with the acquisition of Synarc:

	Acquired Intangible Assets (in thousands)	Weighted-Average Amortization Period (in years)
Customer relationships	$2,000	15
Know-how/processes	1,800	8
Investigator network	1,900	8
Trade names	1,400	10
Total	$7,100	10
The following table summarizes the provisional consideration and the fair values of identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price	$48,635

Identifiable assets acquired:
Cash and cash equivalents	$6,003
Accounts receivable and unbilled services	23,143
Prepaid expenses and other current assets	2,556
Property and equipment	19,273
Intangible assets	7,100
Other assets	6,046
Operating lease right-of-use assets	1,609
Total identifiable assets acquired	65,730
Liabilities assumed:
Accounts payable	(2,117)
Other accrued expenses	(4,026)
Unearned revenue	(7,210)
Long-term debt and finance lease obligations	(38)
Deferred tax liabilities	(10,118)
Other liabilities	(331)
Operating lease liabilities	(1,609)
Total liabilities assumed	(25,449)
Separately identifiable net assets acquired	40,281
Goodwill	8,354
Total net assets	$48,635

Acquisition of Medimix
On July 1, 2019, the Company acquired 100% of the issued and outstanding equity of Medimix International (“Medimix”), a global technology company providing real-world evidence insights and information to the pharmaceutical, diagnostic and medical device industries. The acquisition enhanced the Company’s ability to leverage data to provide real-world evidence and insights for customers. The purchase price was $36.8 million, which consisted of $27.5 million of cash, $5.0 million of common stock of the Company and $4.3 million of estimated contingent consideration.
Based on the fair values of identifiable assets acquired and liabilities assumed at the acquisition date, the consideration paid was allocated as follows: (i) $13.5 million to definite-lived intangible assets, (ii) $20.5 million to goodwill and (iii) $2.8 million to other net assets primarily related to net working capital.
As of June 30, 2020 and December 31, 2019, the Company recorded an earn-out liability of $9.5 million to be paid based on Medimix meeting certain performance targets through December 31, 2019. The liability is included in other accrued expenses on the condensed consolidated balance sheets and was paid to the seller in July 2020.
The accounting for the acquisition is complete and measurement period adjustments recorded were not material. The goodwill recognized was primarily the result of anticipated growth through the development of new customers, additional services to existing customers and the assembled workforce. The goodwill was assigned to a reporting unit within the Company’s Clinical Development Services segment. The majority of goodwill is tax deductible for U.S. income tax purposes.
The Company acquired the following definite-lived intangible assets with the acquisition of Medimix:

	Acquired Intangible Assets (in thousands)	Weighted-Average Amortization Period (in years)
Customer relationships	$7,500	13
Trade names	900	10
Technology/intellectual property	5,100	8
Total	$13,500	11
Acquisition Costs
Acquisition costs for the three and six months ended June 30, 2019 were $1.9 million and $5.6 million, respectively. There were no acquisition costs for the three and six months ended June 30, 2020. These costs are expensed as incurred and are included on the condensed consolidated statements of operations as a component of SG&A expenses.
5.    Goodwill and Intangible Assets, Net
Goodwill, Net
The changes in the carrying amount of goodwill by segment consisted of the following on the dates set forth below:

(in thousands)	Total	Clinical Development Services	Laboratory Services
Balance at December 31, 2019:
Goodwill	$1,890,815	$1,664,201	$226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	1,764,104	1,564,769	199,335
Activity:
Translation adjustments	(24,665)	(24,665)	—
Measurement period adjustments for prior acquisition	7,289	7,289	—
Balance at June 30, 2020:
Goodwill	1,873,439	1,646,825	226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	$1,746,728	$1,547,393	$199,335

Intangible Assets, Net
The Company’s definite-lived intangible assets were composed of the following on the dates set forth below:

	June 30, 2020			December 31, 2019
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$875,979	$(438,636)	$437,343	$884,788	$(415,427)	$469,361
Trade names	368,444	(146,304)	222,140	372,210	(139,141)	233,069
Backlog	175,470	(174,347)	1,123	177,599	(175,571)	2,028
Investigator/payer network	232,983	(194,812)	38,171	236,082	(185,478)	50,604
Technology/intellectual property	8,600	(3,788)	4,812	8,600	(3,319)	5,281
Know-how/processes	580,435	(481,015)	99,420	586,971	(455,223)	131,748
Total	$2,241,911	$(1,438,902)	$803,009	$2,266,250	$(1,374,159)	$892,091
Amortization expense was $39.4 million and $79.1 million for the three and six months ended June 30, 2020, respectively, and $40.3 million and $81.0 million for the three and six months ended June 30, 2019, respectively. Translation adjustments of approximately $10.0 million were recorded during the six months ended June 30, 2020, resulting in a decrease to the carrying amount of the Company’s definite-lived intangible assets, net. The Company does not have any indefinite-lived intangible assets other than goodwill.
6.    Long-term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following as set forth on the dates below:

(dollars in thousands)	Maturity Date	Effective Rate	Stated Rate	June 30, 2020	December 31, 2019
Term Loan	August 2022	3.71%	3.50%	$3,080,217	$3,096,429
2025 Notes	June 2025	4.97%	4.63%	500,000	—
2028 Notes	June 2028	5.24%	5.00%	700,000	—
OpCo Notes(1)	—	6.61%	6.38%	—	1,125,000
Initial HoldCo Notes(1)	—	8.92%	7.63%	—	550,000
Additional HoldCo Notes(1)	—	8.90%	7.75%	—	900,000
Other debt(1)	—	1.13%	1.13%	—	5,707
Finance lease obligations	Various	Various	Various	27,298	28,726
				4,307,515	5,705,862
Unamortized debt discount				(5,443)	(13,956)
Unamortized debt issuance costs				(26,123)	(47,978)
Current portion of long-term debt and finance lease obligations				(35,939)	(35,794)
Long-term debt and finance lease obligations, less current portion				$4,240,010	$5,608,134
(1) Effective rate and stated rate are as of December 31, 2019 for the extinguished OpCo Notes, Initial HoldCo Notes, Additional HoldCo Notes and Other debt.
Revolving Credit Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) available for use under the credit agreement dated as of August 18, 2015, as amended (the “Credit Agreement”), with a total committed credit of $300.0 million. In March 2020, the Company borrowed $150.0 million from the Revolving Credit Facility as a precautionary measure in order to further strengthen the Company’s cash position and to preserve financial flexibility due to the uncertainty in the global markets as a result of the COVID-19 pandemic. In June 2020, the Company repaid the outstanding balance of the Revolving Credit Facility using cash on hand. From time to time, the Company is required to have letters of credit issued on its behalf to provide credit support for guarantees, contractual commitments and insurance policies. As of June 30, 2020 and December 31, 2019, the Company had letters of credit outstanding with an aggregate value of $1.6 million, which reduced available borrowings under the Revolving Credit Facility by such amount. As of June 30, 2020, the Company had available credit under the Revolving Credit Facility of $298.4 million. The Company did not have any borrowings outstanding under the Revolving Credit Facility as of June 30, 2020 and December 31, 2019.

Issuance of the 2025 Notes and the 2028 Notes
On June 5, 2020, the Company’s indirect wholly-owned subsidiaries, Jaguar Holding Company II and PPD Development, L.P., issued and sold in a private placement $1,200.0 million of unsecured senior notes consisting of (i) $500.0 million aggregate principal amount of 4.625% senior notes due 2025 (the “2025 Notes”) and (ii) $700.0 million aggregate principal amount of 5.0% senior notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “New Notes”), in each case, under an indenture dated as of June 5, 2020 (the “Indenture”). The 2025 Notes mature on June 15, 2025 and the 2028 Notes mature on June 15, 2028. Interest on the New Notes is payable semi-annually on June 15 and December 15 of each year. The New Notes do not have registration rights. Debt issuance costs of $18.6 million, consisting primarily of underwriters fees and professional fees, were capitalized in connection with the issuance of the New Notes. The net proceeds from the New Notes were used to redeem all outstanding $1,125.0 million aggregate principal amount of unsecured 6.375% senior notes (the “OpCo Notes”), as well as to pay for the redemption premium and accrued interest on the OpCo Notes and debt issuance costs associated with the New Notes.
The Company may redeem, at its option, some or all of the 2025 Notes prior to June 15, 2022, or the 2028 Notes prior to June 15, 2023, at a price equal to 100% of the principal amount of the 2025 Notes and 2028 Notes, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. Alternatively, within the same time frame, the Company may redeem up to 40% of the original principal amount of the 2025 Notes or the 2028 Notes, as applicable, with the proceeds of certain equity offerings at a redemption price of 104.625%, in the case of the 2025 Notes, and 105.000%, in the case of the 2028 Notes, of the principal amount of the 2025 Notes or the 2028 Notes, plus accrued and unpaid interest, if any, to the redemption date.
On or after June 15, 2022, in the case of the 2025 Notes, and June 15, 2023, in the case of the 2028 Notes, the Company may redeem some or all of such notes at the redemption prices listed below (expressed as a percentage of the principal amount), plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on June 15 of the years set forth below.

2025 Notes
Period	Redemption Price
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%

2028 Notes
Period	Redemption Price
2023	102.500%
2024	101.250%
2025 and thereafter	100.000%
Upon the occurrence of specific kinds of changes of control events, the holders of the New Notes will have the right to cause the Company to repurchase some or all of the New Notes at 101% of face amount, plus accrued and unpaid interest, if any, to the repurchase date. Additionally, if the Company or its restricted subsidiaries sells assets, under certain circumstances, the Company will be required to make an offer to purchase a specified amount of New Notes equal to the net proceeds of such sale at an offer price in cash at the amount equal to 100% of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest, if any, to the repurchase date.

The New Notes are unsecured obligations and (i) rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness, (ii) rank equally in right of payment with all of the Company’s existing and future senior indebtedness, (iii) are effectively subordinated to any of the Company’s existing and future secured debt, to the extent of the value of the assets securing such debt and (iv) are structurally subordinated to all of the existing and future liabilities of each of the Company’s subsidiaries that do not guarantee the New Notes. The New Notes contain customary covenants including, but not limited to, restrictions on the Company and its restricted subsidiaries’ ability to incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of their assets. Additionally, the Indenture for the New Notes includes certain customary events of default which may require acceleration of payment. Such events of default include nonpayment of principal or interest, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, bankruptcy and insolvency events and cross acceleration, the occurrence of which could result in the principal of and accrued interest on the New Notes to become or be declared due and payable immediately.
Redemption of OpCo Notes
On June 5, 2020, the Company redeemed all its outstanding OpCo Notes in accordance with the provisions governing the OpCo Notes indenture for $1,160.9 million, including a redemption premium of $35.9 million. As such, the obligations of the Company under the OpCo Notes indenture were discharged on that date. Also as part of the redemption, the Company wrote off unamortized debt issuance costs related to the OpCo Notes of $7.6 million, and combined with the applicable redemption premium, resulted in a total loss on extinguishment of debt of $43.5 million. The Company redeemed the OpCo Notes with the proceeds received from the Company’s New Notes. See Note 10, “Long-term Debt and Finance Lease Obligations,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K for additional information on the OpCo Notes.
Redemption of HoldCo Notes
On February 18, 2020, the Company redeemed all of its outstanding HoldCo Notes in accordance with the provisions governing the HoldCo Notes indentures for $1,464.5 million, including a redemption premium of $14.5 million. As such, the obligations of the Company under the HoldCo Notes and such indentures were discharged on that date. Also as part of the redemption, the Company wrote off the unamortized debt discount and deferred debt issuance costs related to the HoldCo Notes of $35.6 million. The Company redeemed the HoldCo Notes with a portion of the net proceeds received from the Company’s IPO. See Note 10, “Long-term Debt and Finance Lease Obligations,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K for additional information on the HoldCo Notes.
Other Debt
During the first six months of 2020, the Company repaid its working capital loan with SNBL which was classified as “other debt.” See Note 12, “Related Party Transactions,” for additional details on the Company’s transactions with SNBL.
Debt Covenants and Default Provisions
Other than the customary covenants and default provisions related to the New Notes, there were no changes to the debt covenants or default provisions related to the Company’s outstanding debt under its Credit Agreement or other obligations during the first six months of 2020. In June 2020, the Company repaid the outstanding balance of the Revolving Credit Facility and therefore was not subject to the net secured leverage ratio test, as defined in the Credit Agreement, as of June 30, 2020. The Company was in compliance with all covenants for all long-term debt arrangements as of June 30, 2020 and December 31, 2019. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 10, “Long-term Debt and Finance Lease Obligations,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K.

Scheduled Maturities of Long-term Debt and Finance Lease Obligations
    As of June 30, 2020, the scheduled maturities of long-term debt and settlement of finance lease obligations for the remainder of 2020, each of the next five years and thereafter were as follows (in thousands):

Year	Amount
2020 (remaining six months)	$18,299
2021	35,984
2022	3,035,423
2023	3,557
2024	3,449
2025	503,523
Thereafter	707,280
Total	$4,307,515
7.    Income Taxes
On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act provides wide-ranging economic relief, including significant changes to U.S. business tax provisions. These changes include, in summary, (i) modifications to limitations on the deductibility of net operating losses, (ii) modifications to limitations on the deductibility of business interest, (iii) alternative minimum tax credit acceleration and (iv) the expensing of qualified improvement property. The most significant impact to the Company from the CARES Act relates to the modification to limitations on the deductibility of business interest and the expensing of qualified improvement property. The Company has accounted for the impact of the CARES Act on prior tax years within the period ended March 31, 2020 and accounted for the impact on the current tax year in its annual effective tax rate and benefit from income taxes for the three and six months ended June 30, 2020. The Company is continuing to assess the income tax impact of the CARES Act and other legislative changes enacted and being considered by governments around the world in response to the COVID-19 pandemic.
The Company’s effective income tax rate was 21.2% and 17.0% for the three months ended June 30, 2020 and 2019, respectively, and 15.3% for the six months ended June 30, 2020 and 2019. The Company’s provision for income taxes for the three months ended June 30, 2020 was primarily due to the estimated tax effect on the Company’s pre-tax income. The Company’s provision for income taxes for the six months ended June 30, 2020 was primarily due to the estimated tax effect on the Company’s pre-tax income and the impact of favorable discrete items, including the release of a valuation allowance and the net impact of the CARES Act, partially offset by the tax impact of non-deductible compensation as a result of the IPO. The Company’s provision for income taxes for the three and six months ended June 30, 2019 was primarily due to the estimated tax effect on the Company’s pre-tax income, partially offset by the impact from favorable discrete items.
As of June 30, 2020 and December 31, 2019, the Company’s total unrecognized tax benefits were $18.3 million and $39.7 million, respectively. The decrease to the Company’s unrecognized tax benefits during the six months ended June 30, 2020, was primarily the result of a $13.0 million release as a result of the application of the provisions of the CARES Act. Included in the balance of unrecognized tax benefits as of June 30, 2020 and December 31, 2019, were $11.6 million and $28.8 million, respectively, net of the federal benefit for state taxes, that if recognized, would reduce the Company’s effective tax rate. In addition, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an amount up to $4.1 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.
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

8.    Derivative Instruments and Hedging Activities
The Company has variable rate borrowings under its senior secured term loan outstanding under the Credit Agreement (the “Term Loan”), and as a result, is exposed to interest rate fluctuations on these borrowings. From time to time, the Company enters into interest rate swaps to mitigate the risk in fluctuations in interest rates. For hedges that qualify, the Company accounts for these interest rate swaps as qualifying cash flow hedges because their purpose is to hedge the Company’s exposure to increases in interest rates on its variable rate borrowings and as the interest rate swaps effectively convert variable rate borrowings under the Term Loan to fixed rate borrowings based on the fixed interest rate for the interest rate swaps plus the applicable margin on the Term Loan. For those interest rate swaps accounted for as cash flow hedges, the Company recognizes in accumulated other comprehensive loss (“AOCL”) or accumulated other comprehensive income (“AOCI”), net of tax, any changes in the fair value, representing unrealized gains or losses, of its interest rate swaps. The Company assesses effectiveness at inception and on an ongoing quarterly basis. The Company may also enter into interest rate swap agreements that are not designated as cash flow hedges for accounting purposes. Changes in the fair value of interest rate swaps not designated as cash flow hedges are reported in the statements of operations as part of other (expense) income, net. The Company does not use derivative financial instruments for speculative or trading purposes and does not offset the fair value amounts of its derivatives.
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
The following table summarizes the material terms of the interest rate swaps outstanding as of June 30, 2020 (dollars in thousands):

Swap #	Terms	Notional Amount	Fixed Interest Rate	Maturity Date
1	Variable to fixed	$1,500,000	1.19%	March 31, 2025
2	Variable to fixed	1,500,000	1.22%	March 31, 2025
3	Variable to fixed	500,000	1.17%	March 31, 2025
4	Fixed to variable	500,000	0.52%	March 31, 2025
The Company did not designate the fixed to variable swap as a cash flow hedge for accounting purposes. Simultaneously upon entering into the fixed to variable swap, the Company discontinued cash flow hedge accounting on a variable to fixed swap with the same notional amount and began recording the change in fair value directly in earnings. The unrealized losses recorded in AOCL at the date of discontinuance will be reclassified into (i) interest expense, net, or (ii) other (expense) income, net, for any portion of the originally forecasted transactions deemed not probable to occur, through the original maturity date of the interest rate swap. Going forward, the Company expects the change in fair value of the two undesignated swaps to mostly offset in earnings as the swaps economically offset each other. During the three and six months ended June 30, 2020, the Company recorded a loss of $0.2 million and $1.9 million, respectively, in other (expense) income, net, from the change in the fair value of the undesignated interest rate swaps. Current market conditions, including dislocation in the financial markets and volatility in interest rates due to the COVID-19 pandemic, may affect the performance of the Company’s hedging relationships for cash flow hedges, which could cause the hedging to no longer be effective.
In 2018, the Company terminated all of its previously outstanding interest rate swaps. These interest rate swaps were set to mature in November 2020. Unrealized gains previously recorded in AOCI through the date of termination will be reclassified into interest expense, net, through the original maturity date of the interest rate swaps.
The Company expects to reclassify current unrealized losses of $28.0 million within the next 12 months from AOCL to interest expense, net, on the condensed consolidated statements of operations as interest payments are made on the Term Loan.

The Company recognized the following amounts of pre-tax loss as a component of AOCL during the three and six months ended June 30, 2020 and 2019:

(in thousands)	Pre-Tax Loss Recognized in AOCL
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate swaps	$(31,955)	$—	$(138,345)	$—
The following table provides the location of the pre-tax (loss) gain reclassified from AOCL into the condensed consolidated statements of operations during the three and six months ended June 30, 2020 and 2019:

		Pre-Tax (Loss) Gain Reclassified from AOCL into Statements of Operations
(in thousands)	Location of (Loss) Gain Reclassified from AOCL into Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Interest rate swaps	Interest expense, net	$(2,563)	$3,072	$488	$6,044
Interest rate swaps	Other (expense) income, net	(3,114)	—	(9,741)	—
The fair value of derivative instruments consisted of the following balances as set forth on the dates below:

		June 30, 2020		December 31, 2019
(in thousands)	Balance sheet location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$—	$31,616	$—	$—
Interest rate swaps	Other liabilities	—	87,116	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	1,786	—	—	—
Interest rate swaps	Other assets	1,890	—	—	—
Interest rate swaps	Other accrued expenses	—	5,081	—	—
Interest rate swaps	Other liabilities	—	13,921	—	—
		$3,676	$137,734	$—	$—
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

Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

As of June 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Investments	$3,729	$—	$315,944	$319,673
Derivative instruments	—	3,676	—	3,676
Total assets	$3,729	$3,676	$315,944	$323,349

Liabilities
Contingent consideration	$—	$—	$9,489	$9,489
Derivative instruments	—	137,734	—	137,734
Recapitalization investment portfolio liability	—	—	242,675	242,675
Total liabilities	$—	$137,734	$252,164	$389,898

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,895	$—	$248,453	$250,348
Total assets	$1,895	$—	$248,453	$250,348

Liabilities
Contingent consideration	$—	$—	$9,489	$9,489
Recapitalization investment portfolio liability	—	—	191,678	191,678
Total liabilities	$—	$—	$201,167	$201,167

Fair Value Investments
The following table summarizes the Company’s quantitative information about the fair value measurements of Auven Therapeutics Holdings, L.P. (“Auven”) and venBio Global Strategic Fund, L.P. at the dates indicated (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements for June 30, 2020
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$308,855	Market evaluation/pricing models	Discount for lack of marketability	12.5% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%

	Quantitative Information About Level 3 Fair Value Measurements for December 31, 2019
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$243,067	Market evaluation/pricing models	Discount for lack of marketability	10.0% - 30.0%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%
The Company also holds an equity investment in a publicly traded late-stage clinical biopharmaceutical company which it classifies within Level 1 of the fair value hierarchy due to the active market with quoted prices for this investment. See Note 7, “Investments,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K for additional information on the Company’s investments.
Changes in fair value of the Company’s investments measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

(in thousands)	2020	2019
Balance as of January 1,	$248,453	$256,124
Recognized fair value gain (loss)	67,727	(1,577)
Cash distributions received or receivable	(2,247)	(101)
Capital contributions paid	2,011	2,049
Balance as of June 30,	$315,944	$256,495
Included within the Company’s investments are limited partner interests in Auven, an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates. As of June 30, 2020 and 2019, the Company owned 32.7% of the outstanding limited partnership interests. For the six months ended June 30, 2020 and 2019, the total net investment gain (loss), which includes realized and unrealized gains/losses, net of expenses and investment income, for Auven was $371.9 million and $(23.9) million, respectively.
Recapitalization Investment Portfolio Liability
Changes in fair value of the recapitalization investment portfolio liability measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

(in thousands)	2020	2019
Balance as of January 1,	$191,678	$198,524
Recapitalization investment portfolio consideration change in value	50,997	(5,599)
Balance as of June 30,	$242,675	$192,925

Fair Value of Financial Instruments
The Company estimated the fair value of its financial instruments using available market information. The estimate of fair value has been determined based on the fair value hierarchy for U.S. GAAP. The following table presents information about the carrying value and estimated fair value of the Company’s financial instruments on the dates set forth below:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$693,035	$693,035	$345,187	$345,187
Liabilities:
Term Loan	3,080,217	3,034,045	3,096,429	3,111,911
2025 Notes	500,000	509,170	—	—
2028 Notes	700,000	719,096	—	—
OpCo Notes	—	—	1,125,000	1,164,566
Initial HoldCo Notes	—	—	550,000	559,873
Additional HoldCo Notes	—	—	900,000	915,120
Other debt	—	—	5,707	5,707
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
2025 Notes, 2028 Notes, OpCo Notes and HoldCo Notes - The estimated fair values of the 2025 Notes and the 2028 Notes are based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. The Company considers the fair values of the 2025 Notes and 2028 Notes to be a Level 2 classification within the fair value hierarchy. The estimated fair values of the Company’s previously outstanding OpCo Notes and HoldCo Notes were determined in the same manner as the 2025 Notes and 2028 Notes.
Other Debt - The carrying amount of the previously outstanding other debt approximated fair value due to the nature of the obligation. The Company considers the fair value of the previously outstanding other debt to be a Level 2 classification within the fair value hierarchy.
11.    Accumulated Other Comprehensive Loss
The balances of AOCL, net of tax, were as follows for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of March 31, 2020	$(394,405)	$(69,139)	$(908)	$(464,452)
OCI or (OCL) before reclassifications	35,159	(24,065)	—	11,094
Amounts reclassified from AOCL	—	4,275	132	4,407
Net OCI or (OCL)	35,159	(19,790)	132	15,501
Balance as of June 30, 2020	$(359,246)	$(88,929)	$(776)	$(448,951)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(306,452)	$8,566	$(1,018)	$(298,904)
OCL before reclassifications	(52,794)	(104,473)	(22)	(157,289)
Amounts reclassified from AOCI or AOCL	—	6,978	264	7,242
Net (OCL) or OCI	(52,794)	(97,495)	242	(150,047)
Balance as of June 30, 2020	$(359,246)	$(88,929)	$(776)	$(448,951)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of March 31, 2019	$(278,739)	$15,679	$441	$(262,619)
OCL before reclassifications	(42,808)	—	—	(42,808)
Amounts reclassified from AOCI	—	(2,328)	125	(2,203)
Net (OCL) or OCI	(42,808)	(2,328)	125	(45,011)
Balance as of June 30, 2019	$(321,547)	$13,351	$566	$(307,630)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(331,276)	$18,089	$296	$(312,891)
OCI before reclassifications	9,729	—	26	9,755
Amounts reclassified from AOCI	—	(4,738)	244	(4,494)
Net OCI or (OCL)	9,729	(4,738)	270	5,261
Balance as of June 30, 2019	$(321,547)	$13,351	$566	$(307,630)
The following table presents the significant reclassifications to the condensed consolidated statements of operations out of AOCI or AOCL and the line item affected on the condensed consolidated statements of operations for the respective periods:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCL or AOCI Components	2020	2019	2020	2019	Affected line item in statements of operations
(Losses) gains on derivative instruments:
Interest rate swaps	$(2,563)	$3,072	$488	$6,044	Interest expense, net
Interest rate swaps	(3,114)	—	(9,741)	—	Other (expense) income, net
Income tax benefit (expense)	1,402	(744)	2,275	(1,306)	Provision for income taxes
Total net of income tax	$(4,275)	$2,328	$(6,978)	$4,738

Defined benefit plan:
Amortization of actuarial loss	$(159)	$(151)	$(321)	$(306)	Other (expense) income, net
Income tax benefit	27	26	57	62	Provision for income taxes
Total net of income tax	$(132)	$(125)	$(264)	$(244)

12.    Related Party Transactions
Majority Sponsor Transactions
The Company was party to consulting services agreements with affiliates of The Carlyle Group Inc. (“Carlyle”) and affiliates of Hellman & Friedman LLC (“H&F” and, together with Carlyle, the “Majority Sponsors”) under which the Company paid the Majority Sponsors a fee for consulting services provided to the Company as well as reimbursements for out-of-pocket expenses incurred in conjunction with such services. The consulting services agreements terminated pursuant to their terms upon completion of the Company’s IPO on February 10, 2020. The Company incurred consulting and out-of-pocket expenses for services rendered under the consulting agreement of $1.0 million for the three months ended June 30, 2019, and $0.4 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. These expenses are recorded as a component of SG&A expenses on the condensed consolidated statements of operations.
Affiliates of one of the Majority Sponsors had investments in the Term Loan totaling $64.6 million and $78.0 million, respectively, as of June 30, 2020 and December 31, 2019. The Company paid $0.6 million and $1.0 million of interest, respectively, and $0.2 million of principal to the relevant affiliates for the Term Loan for the three months ended June 30, 2020 and 2019 and the Company paid $1.4 million and $2.0 million of interest, respectively, and $0.4 million of principal to the relevant affiliates for the Term Loan for the six months ended June 30, 2020 and 2019.
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
For the three months ended June 30, 2020 and 2019, the Company incurred expenses for services rendered under the services agreement of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred expenses under the services agreement of $0.5 million and $0.6 million, respectively. The expenses are recorded as a component of SG&A expenses on the condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the Company owed SNBL $0.3 million for services rendered under the services agreement. Additionally, as of December 31, 2019, PPD-SNBL owed SNBL $5.7 million related to a working capital loan. During the first six months of 2020, the Company repaid the balance of this working capital loan. This loan was previously classified as long-term debt on the condensed consolidated balance sheets and as “other debt” in Note 6, “Long-term Debt and Finance Lease Obligations.”
13.    Earnings Per Share
The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$62,111	$32,113	$48,991	$17,879
Net income attributable to noncontrolling interest	(194)	(1,368)	(2,912)	(2,229)
Recapitalization investment portfolio consideration	(71,059)	(5,029)	(50,997)	5,599
Net (loss) income attributable to common stockholders of PPD, Inc.	$(9,142)	$25,716	$(4,918)	$21,249
Denominator:
Basic weighted-average common shares outstanding	348,584	279,187	333,023	279,137
Effect of dilutive stock options and restricted stock	—	145	—	347
Diluted weighted-average common shares outstanding	348,584	279,332	333,023	279,484
(Loss)/earnings per share:
Basic	$(0.03)	$0.09	$(0.01)	$0.08
Diluted	$(0.03)	$0.09	$(0.01)	$0.08

See Note 3, “Stockholders’ Deficit and Redeemable Noncontrolling Interest,” for additional information related to shares and Note 2, “Recapitalization Transaction,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K for additional information related to the recapitalization investment portfolio consideration.
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
The number of potential common shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted EPS, weighted for the portion of the period they were outstanding, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Anti-dilutive equity awards	1,088	811	544	650
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
The Company’s CODM assesses segment performance and makes resource allocation decisions based on segment revenues and segment operating income. During the first quarter of 2020, the CODM began assessing performance and making resource allocation decisions based on total segment revenue, including direct, third-party pass-through and out-of-pocket revenue and segment operating income, including reimbursed costs. Previously, certain revenue amounts were not allocated to segments, whereas following the change, all revenue and reimbursed costs are allocated to the respective segment. As a result, the Company has updated its segment presentation and all prior period information has been recast to reflect the change in the measurement of segment performance measures.
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

Information on reportable segment revenue and segment operating income, including a reconciliation of segment operating income to consolidated income from operations, for the respective periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Segment revenue:
Clinical Development Services	$815,250	$833,341	$1,686,136	$1,642,705
Laboratory Services	195,668	163,190	397,244	317,564
Total segment revenue	1,010,918	996,531	2,083,380	1,960,269
Segment direct costs:
Clinical Development Services	283,378	293,596	592,456	584,215
Laboratory Services	89,748	75,466	176,799	147,726
Total segment direct costs	373,126	369,062	769,255	731,941
Segment reimbursed costs:
Clinical Development Services	198,226	202,713	421,755	412,593
Laboratory Services	25,581	19,160	52,902	34,299
Total segment reimbursed costs	223,807	221,873	474,657	446,892
Segment SG&A expenses:
Clinical Development Services	135,518	132,081	277,350	260,975
Laboratory Services	21,863	19,904	43,646	38,903
Total segment SG&A expenses	157,381	151,985	320,996	299,878
Segment operating income:
Clinical Development Services	198,128	204,951	394,575	384,922
Laboratory Services	58,476	48,660	123,897	96,636
Total segment operating income	256,604	253,611	518,472	481,558

Operating costs and expenses not allocated to segments:
Direct costs	1,713	6,441	20,023	10,764
SG&A expenses	80,235	84,070	164,396	154,557
Depreciation and amortization	68,763	65,589	135,078	131,007
Income from operations	$105,893	$97,511	$198,975	$185,230
15.    Entity-wide Information by Geographic Location
The table below presents certain entity-wide information about the Company’s operations by geographic location. The Company allocates revenues to geographic locations based on where the services are performed. Revenues by geographic location are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue:
North America	$574,060	$527,009	$1,132,299	$1,026,926
Latin America	45,711	39,628	90,621	78,593
Europe, Middle East and Africa	279,159	331,340	633,610	657,171
Asia-Pacific	111,988	98,554	226,850	197,579
Revenue	$1,010,918	$996,531	$2,083,380	$1,960,269

16.    Other (Expense) Income, Net
The components of other (expense) income, net, for the respective periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Other (expense) income, net:
Foreign currency (losses) gains, net	$(23,198)	$12,734	$14,454	$(12,135)
Interest rate swap losses	(3,268)	—	(11,606)	—
Other income	424	554	589	1,900
Other expense	(196)	(1,302)	(381)	(2,080)
Total other (expense) income, net	$(26,238)	$11,986	$3,056	$(12,315)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as superseded by, and solely to the extent set forth in, our first Current Report on Form 8-K filed on May 21, 2020 (the “May 2020 Form 8-K”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the impact from the COVID-19 pandemic and other factors set forth in other sections of this Quarterly Report on Form 10-Q, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. For important information regarding these forward-looking statements, please see “Special Note Regarding Forward-Looking Statements.”
Company Overview
We are a leading provider of drug development services to the biopharmaceutical industry, focused on helping our customers bring their new medicines to patients around the world. We have been in the drug development business for more than 30 years, providing a comprehensive suite of clinical development and laboratory services to pharmaceutical, biotechnology, medical device, government organizations and other industry participants. We have deep experience across a broad range of rapidly growing areas of drug development and engage with customers through a variety of commercial models, including both full-service and functional service partnerships and other offerings tailored to address the specific needs of our customers. Our company is currently organized and managed around two reportable segments, Clinical Development Services and Laboratory Services. See Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the year ended December 31, 2019, as superseded by, and only to the extent set forth in our May 2020 Form 8-K, for additional information on our Clinical Development Services and Laboratory Services segments.
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
We used a portion of the net proceeds from the IPO to (i) redeem $550.0 million in aggregate principal amount of unsecured 7.625%/8.375% Senior PIK Toggle Notes (the “Initial HoldCo Notes”), plus accrued and unpaid interest thereon and $5.5 million of redemption premium and (ii) redeem $900.0 million in aggregate principal amount of unsecured 7.75%/8.50% Senior PIK Toggle Notes (the “Additional HoldCo Notes” and, together with the Initial HoldCo Notes, the “HoldCo Notes”), plus accrued and unpaid interest thereon and $9.0 million of redemption premium. The redemption of the HoldCo Notes resulted in a total loss on extinguishment of debt of $50.1 million.
Issuance of New Notes and Redemption of OpCo Notes
On June 5, 2020, we issued $1,200.0 million of unsecured senior notes consisting of (i) $500.0 million aggregate principal amount of 4.625% senior notes due 2025 (the “2025 Notes”) and (ii) $700.0 million aggregate principal amount of 5.0% senior notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “New Notes”). We used the proceeds from the issuance of the New Notes to redeem $1,125.0 million in aggregate principal amount of unsecured 6.375% senior notes (the “OpCo Notes”), plus accrued and unpaid interest thereon and a $35.9 million redemption premium. The redemption of the OpCo Notes resulted in a total loss on extinguishment of debt of $43.5 million.

Recent Developments - COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic that has resulted in travel and business disruption and volatile conditions in the capital and credit markets and overall economy. Globally, governments have implemented travel bans, stay at home or total lock-down mandates and other social distancing measures to combat the spread of COVID-19. In response to the global pandemic, we have created a pandemic response committee of company leaders, including our chief medical officer, to help manage our response to the pandemic focused on (i) the health and safety of our employees and patients and (ii) business continuity, preserving the integrity of the work we do for our customers, including support for vaccines and anti-viral therapies for COVID-19. To implement social distancing measures and maximize work productivity, we have limited personnel in our facilities, with remote-capable employees throughout our company working remotely. We have also significantly limited domestic and international travel of our employees.
To date, the COVID-19 pandemic has impacted our business across both our Clinical Development Services and Laboratory Services segments. The impacts include the ability of our employees to visit hospitals and other clinical research sites to conduct monitoring and other critical site visits and patient recruitment and enrollment activities as part of services offered within our Clinical Development Services segment, as well as a temporary shutdown of our Phase I clinics beginning in March 2020. Furthermore, we have had customers delay new studies and/or pause ongoing studies or certain activities thereof, such as patient recruitment, patient enrollment, site visits and site monitoring, impacting our Clinical Development Services segment. Additionally, at the onset of the pandemic, our Laboratory Services segment experienced limited reductions in central lab services due to delays in clinical trial activity that impacted sample volumes.
During the second quarter of 2020, as travel restrictions were lifted and phased reopenings began in jurisdictions in which we operate, we began to reopen a limited number of our offices and also allow business-critical travel to occur, including employee visits to hospitals and other clinical research sites, as well as the activation of new sites. We also began a phased reopening of all of our Phase I clinics. Due to safety measures we implemented shortly following the onset of the COVID-19 pandemic, our laboratory facilities have continued to operate at near full capacity during the pandemic. While we saw improvements over the course of the second quarter of 2020 in relation to fewer customers delaying new or ongoing studies, steady improvements in site-based activities and the return of pre-pandemic testing volumes at our central labs, these delays have impacted and will continue to impact the timing and extent to which backlog has and will convert to revenue.
In response to the COVID-19 pandemic, we have taken measures to mitigate the impact of the aforementioned factors across both of our segments. Such mitigation activities include, but are not limited to, (i) winning new awards for services to help our customers treat or combat the spread of COVID-19 with anti-viral therapies and vaccines, which includes more than 85 COVID-19 related awards to date across both of our segments, (ii) the continued adoption of digital and virtual strategies and (iii) cost reduction strategies, including reducing travel and related expenses, limiting increases in employee headcount in certain non-billable areas, voluntary and limited temporary involuntary employee furloughs and reduced working hours. We may also implement other cost mitigation or reduction measures in the future depending on the progression of the COVID-19 pandemic and the resulting impacts to our business.
We do not yet know nor can we predict the full extent of the impact the COVID-19 pandemic will have on our business, financial condition, results of operations or the global economy as a whole, as the ultimate impact of the pandemic is highly uncertain and subject to change. While the COVID-19 pandemic has impacted our business and results of operations, we have been able to partially offset the financial impact due to the mitigation activities discussed above. However, the operational and financial impacts from COVID-19 could significantly increase in the future due to the magnitude, continued duration, geographic reach, ongoing impact on the global economy and capital and credit markets, and current travel and other restrictions relating to the COVID-19 pandemic. In addition, we might not be able to mitigate future impacts as we have done to date. Furthermore, federal, state and local governments have implemented economic and other stimulus measures to support individuals and businesses impacted by the COVID-19 pandemic, and while we have utilized such measures where applicable, there can be no assurance that such measures will benefit us or otherwise offset any or all of the financial impacts from the COVID-19 pandemic. To date, such measures have not been material to our results of operations.
If the pandemic continues for an extended period or worsens, such as the recent increase in COVID-19 cases in the United States or a second global wave, and/or governments’ actions to contain the spread of COVID-19 are ineffective, these factors could result in a material negative impact on our business, growth, reputation, prospects, financial condition, results of operations (including components of our financial results), cash flows and liquidity. Such impacts could include, but are not limited to, additional customer delays or cancellations of awarded services, reductions in R&D drug development pipelines which could result in lower growth to our industry, additional costs related to restructuring activities, non-cash impairments of goodwill and other long-lived assets, decreases in the value of our investments, loss of hedge accounting and restrictions on our ability to obtain additional financing, if needed, or refinancing of our senior secured credit facilities.

We are closely monitoring the changing landscape with respect to the COVID-19 pandemic and taking actions to manage our business and support our employees, patients and customers. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition and liquidity. For further discussion of the risks related to our business and the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” included elsewhere in this Quarterly Report on Form 10-Q.
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
We assess our revenue based on our primary businesses, Clinical Development Services and Laboratory Services. Our Clinical Development Services segment represented 80.6% and 83.6% of revenue for the three months ended June 30, 2020 and 2019, respectively, and 80.9% and 83.8% of revenue for the six months ended June 30, 2020 and 2019, respectively, with the remainder generated from our Laboratory Services segment.
We have a diverse customer mix, with one customer accounting for approximately 11% of our revenue for the three months ended June 30, 2020 and no one customer accounting for more than 10% of our revenue for the three months ended June 30, 2019 or the six months ended June 30, 2020 and 2019. Our top 10 customers accounted for approximately 53.6% and 45.2% of our revenue for the three months ended June 30, 2020 and 2019, respectively, and 51.1% and 46.2% for the six months ended June 30, 2020 and 2019, respectively. Based on the diversity of our customer base, we do not believe we have significant customer concentration risk. We do not have any significant product revenues.
Operating Costs and Expenses
Our operating costs and expenses primarily consist of direct costs, reimbursed costs, selling, general and administrative (“SG&A”) expenses and depreciation and amortization.
Direct Costs
Direct costs represent costs for providing services to customers. Direct costs primarily include labor-related costs, such as compensation and benefits for employees providing services, an allocation of facility and information technology costs, supply costs, costs for certain media-related services for patient recruitment, stock-based compensation expense, other overhead costs and offsetting R&D incentive credits. Direct costs typically increase or decrease with changes in revenue and may fluctuate significantly from period to period as a percentage of revenue due to staff labor utilization, project labor mix, the type of services, changes to the timing of work performed and project inefficiencies, among other factors.
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
How We Assess the Performance of Our Business
We manage and assess our business based on segment performance and allocate resources utilizing segment revenues and segment operating income. We also assess the performance of our reported consolidated business using a number of metrics including backlog and net authorizations. Historically, we have assessed backlog and net authorizations on a basis which excluded indirect revenues and the impact of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) on direct revenue (“Historical Basis”). Starting in the first quarter of 2020, we began to assess backlog and net authorizations on an ASC 606 total direct and indirect revenue basis (“Backlog and Net Authorizations - ASC 606 Basis”). Our discussion of backlog and net authorizations below is applicable to both of the aforementioned backlog and net authorization metrics.
Our backlog represents anticipated revenue for work not yet completed or performed (i) under signed contracts, letters of intent and, in some cases, awards that are supported by other forms of written communication and (ii) where there is sufficient or reasonable certainty about the customer’s ability and intent to fund and commence the services within six months. Backlog and backlog conversion (defined as quarterly revenue for the period divided by opening backlog for that period) vary from period to period depending upon new authorizations, contract modifications, cancellations and the amount of revenue recognized under existing contracts. We adjust backlog for foreign currency fluctuations and exclude from backlog revenue that has been recognized as revenue in our statements of operations.
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
As noted elsewhere in this Quarterly Report on Form 10-Q, due to the COVID-19 pandemic, we have had customers delay new studies and/or pause ongoing studies or certain activities thereof, such as patient recruitment, patient enrollment, site visits and site monitoring. These delays have impacted and will continue to impact the timing and extent to which backlog has and will convert to revenue. We have not adjusted backlog to remove the backlog associated with these studies as our customers for these studies have not canceled or notified us of their intent to cancel these studies and because we cannot estimate the length of delay. As a result of these and other factors, our backlog might not be a reliable indicator of future revenue and we might not realize all or any part of the revenue from the authorizations in backlog as of any point in time. Once work begins, we recognize revenue over the life of the contract as we perform services under such contract. We have included new business awards associated with COVID-19 in our net authorizations and backlog.
We add new authorizations to backlog based on the aforementioned criteria for backlog. Net authorizations represent new business awards, net of award or contract modifications, contract cancellations, foreign currency fluctuations and other adjustments. New authorizations vary from period to period depending on numerous factors, including customer authorization volume, sales performance and overall health of the biopharmaceutical industry, among others. New authorizations have varied and will continue to vary significantly from quarter to quarter and from year to year. In addition to net authorizations, we also assess net book-to-bill, which represents the amount of net authorizations for the period divided by revenue recognized in that period.

Backlog and Net Authorizations
The following table provides selected information related to our backlog and net authorizations as of and for the three months ended June 30, 2020:

	Historical Basis		ASC 606 Basis
(dollars in millions)	2020	2019	2020	2019
Net authorizations	$1,052.2	$936.4	$1,580.2	$1,256.2
Backlog	7,581.3	6,692.0	11,189.4	9,758.9
Backlog conversion	10.7%	11.9%	9.5%	10.5%
Net book-to-bill	1.34x	1.20x	1.56x	1.26x
The increase in net authorizations and backlog in 2020 for the metrics above as compared to the same period in the prior year was primarily due to a higher win rate on competitive decisions (which represents the total dollar amount of new business on which we bid), new business awards related to the COVID-19 pandemic and favorable net foreign currency fluctuations, partially offset by cancellations.
Acquisitions
On September 3, 2019, we acquired 100% of the issued and outstanding equity of Synarc, Inc. (“Synarc”), the global site network of Bioclinica, Inc., expanding our global footprint into China and Latin America and expanding our central nervous system offering in the United States. Additionally, on July 1, 2019, we acquired 100% of the issued and outstanding equity of Medimix International (“Medimix”), a global technology company that provides real-world evidence insights and information to the pharmaceutical, diagnostic and medical device industries. See Note 4, “Business Combinations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Incremental Public Company Expenses
As a new public company, we have and will incur additional expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, investor and public relations expenses and additional stock-based compensation expense as we align our long-term incentive plan with other comparable public company plans. These costs are expected to generally be SG&A expenses.
Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our condensed consolidated results of operations to prior year results due to the inclusion of acquired companies when comparing the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019.
During the first quarter of 2020, our Chief Operating Decision Maker began assessing performance and making resource allocation decisions based on total segment revenue, including direct and indirect revenue, and segment operating income, including reimbursed costs. Previously, certain revenue amounts were not allocated to segments, whereas following the change, all revenue and reimbursed costs are allocated to the respective segment. As a result, we have updated our segment presentation and all prior period information has been recast to reflect the change in the measurement of segment performance measures.
Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019
Consolidated Results of Operations

Revenue	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Revenue	$1,010,918	$996,531	$14,387	1.4%

Revenue increased $14.4 million, or 1.4%, to $1,010.9 million for the three months ended June 30, 2020 as compared to the same period in 2019. Revenue increased 1.6% from inorganic growth primarily due to our acquisitions of Synarc and Medimix (the “2019 Acquisitions”). The increase in revenue was partially offset by a 0.2% decrease from the unfavorable impact from foreign currency exchange rates.

Direct Costs	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Direct costs, exclusive of depreciation and amortization	$374,839	$375,503	$(664)	(0.2)%
% of revenue	37.1%	37.7%
Direct costs decreased $0.7 million to $374.8 million for the three months ended June 30, 2020 as compared to the same period in 2019. The decrease in direct costs was primarily due to (i) a reduction in certain project delivery costs, including contract labor and media-related costs for patient recruitment services, (ii) the impacts of limited voluntary and involuntary temporary furloughs of certain employees as a result of COVID-19 related cost reduction measures and (iii) a 1.6% decrease from the favorable impact from foreign currency exchange rates. The decrease in direct costs was partially offset by an increase in laboratory supply costs and the impact of the 2019 Acquisitions. As a percentage of revenue, direct costs decreased slightly to 37.1% for the three months ended June 30, 2020 as compared to 37.7% in the same period in 2019 primarily due to the factors identified above.

Reimbursed Costs	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Reimbursed costs	$223,807	$221,873	$1,934	0.9%
% of revenue	22.1%	22.3%
Reimbursed costs increased $1.9 million to $223.8 million for the three months ended June 30, 2020 as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue and our overall growth as well as the general timing of costs incurred across our portfolio of work, which will vary over the course of clinical trials due to the timing of the work performed, scope changes and the complexity and phase of the study, among other factors. The increase in reimbursed costs was also due to a 0.7% increase from the unfavorable impact of foreign currency exchange rates. As a percentage of revenue, reimbursed costs decreased slightly to 22.1% for the three months ended June 30, 2020 as compared to 22.3% in the same period in 2019 primarily due to the factors identified above.

Selling, General and Administrative Expenses	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Selling, general and administrative expenses	$237,616	$236,055	$1,561	0.7%
% of revenue	23.5%	23.7%
SG&A expenses increased $1.6 million to $237.6 million for the three months ended June 30, 2020 as compared to the same period in 2019. The increase in SG&A expenses was primarily due to (i) compensation increases and (ii) the impact of the 2019 Acquisitions. The increase in SG&A expenses was partially offset by (i) lower travel and associated expenses as a result of COVID-19 related cost reduction measures and (ii) a 1.3% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, SG&A expenses decreased slightly to 23.5% for the three months ended June 30, 2020 as compared to 23.7% in the same period in 2019 primarily due to the factors identified above.

Interest Expense, Net	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Interest expense, net	$51,403	$76,870
Interest expense, net, was $51.4 million for the three months ended June 30, 2020 as compared to $76.9 million in the same period in 2019. The decrease in interest expense was primarily related to the redemption of our HoldCo Notes and a decrease in the interest rate on our term loan under our senior secured credit facilities, partially offset by the impact from unfavorable interest rate swaps.

Loss on Extinguishment of Debt	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Loss on extinguishment of debt	$(43,469)	$—
Loss on extinguishment of debt was $43.5 million for the three months ended June 30, 2020. The loss resulted from the early extinguishment of our OpCo Notes and consisted of a redemption premium of $35.9 million and the write off of our unamortized deferred debt issuance costs of $7.6 million. There was no loss on extinguishment of debt for the three months ended June 30, 2019.

Gain on Investments	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Gain on investments	$96,621	$6,490
Gain on investments was $96.6 million for the three months ended June 30, 2020 as compared to a gain of $6.5 million in the same period in 2019. The gains for both periods were primarily a result of changes in the fair values of the net asset values of our investments, partially offset by changes to the discounts on certain investments in the prior year. The increase in net asset value for the three months ended June 30, 2020 reflects primarily an increase in fair value resulting from one of the underlying investments becoming publicly traded in the second quarter, as well as the subsequent increases in the trading stock price during the remainder of the quarter.
The gains or losses from our investments will likely continue to fluctuate from period to period primarily based on the changes in fair value of the underlying holdings of the limited partnerships and changes in the discounts applied to such investments for our lack of control and lack of marketability, where applicable.

Other (Expense) Income, Net	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Other (expense) income, net	$(26,238)	$11,986
Other expense, net, was $26.2 million for the three months ended June 30, 2020 as compared to other income, net, of $12.0 million in the same period in 2019. Foreign exchange rate movement resulted in transaction and re-measurement losses of $23.2 million for the three months ended June 30, 2020 and transaction and re-measurement gains of $12.7 million in the same period in 2019. Undesignated interest rate swap activity resulted in losses of $3.3 million for the three months ended June 30, 2020 and no losses or gains for the three months ended June 30, 2019.

Provision for Income Taxes	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Provision for income taxes	$17,230	$6,642
Effective income tax rate	21.2%	17.0%
Our provision for income taxes was $17.2 million, resulting in an effective income tax rate of 21.2%, for the three months ended June 30, 2020 as compared to a provision of $6.6 million, or an effective income tax rate of 17.0%, in the same period in 2019. Our provision for income taxes for the three months ended June 30, 2020 was primarily due to the estimated tax effect on our pre-tax income. Our provision for income taxes for the three months ended June 30, 2019 was primarily due to the estimated tax effect on our pre-tax income, partially offset by the impact from favorable discrete items.

Segment Results of Operations
Clinical Development Services and Laboratory Services segment revenue, segment direct costs, segment reimbursed costs, segment SG&A expenses and segment operating income for the three months ended June 30, 2020 and 2019 are detailed below.
Clinical Development Services

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Segment revenue	$815,250	$833,341	$(18,091)	(2.2)%
Segment direct costs	283,378	293,596	(10,218)	(3.5)
Segment reimbursed costs	198,226	202,713	(4,487)	(2.2)
Segment SG&A expenses	135,518	132,081	3,437	2.6
Segment operating income	$198,128	$204,951	$(6,823)	(3.3)
Segment Revenue
Clinical Development Services’ revenue was $815.3 million for the three months ended June 30, 2020, a decrease of $18.1 million as compared to the same period in 2019. Revenue decreased (i) 4.0% from organic volume primarily due to the impacts of COVID-19 on our business and (ii) 0.1% from the unfavorable impact from foreign currency exchange rates. The decrease in revenue was partially offset by a 1.9% increase from inorganic growth due to the 2019 Acquisitions.
Segment Direct Costs
Clinical Development Services’ direct costs were $283.4 million for the three months ended June 30, 2020, a decrease of $10.2 million as compared to the same period in 2019. The decrease in direct costs was primarily due to (i) a reduction in revenue as well as a reduction in certain project delivery costs, including contract labor and media-related costs for patient recruitment services, (ii) the impacts of limited voluntary and involuntary temporary furloughs of certain employees as a result of COVID-19 related cost reduction measures and (iii) a 2.0% decrease from the favorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $198.2 million for the three months ended June 30, 2020, a decrease of $4.5 million as compared to the same period in 2019. Reimbursed costs decreased primarily due to the decrease in revenue, as well as due to the general timing of costs incurred across our portfolio of work, which will vary over the course of clinical trials due to the timing of the work performed, scope changes and the complexity and phase of the study, among other factors. The decrease in reimbursed costs was partially offset by a 0.9% increase from the unfavorable impact from foreign currency exchange rates.
Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $135.5 million for the three months ended June 30, 2020, an increase of $3.4 million as compared to the same period in 2019. The increase in SG&A expenses was primarily due to (i) compensation increases and (ii) the impact of the 2019 Acquisitions. The increase in SG&A expenses was partially offset by (i) lower travel and associated expenses as a result of COVID-19 related cost reduction measures and (ii) a 1.7% decrease from the favorable impact from foreign currency exchange rates.
Laboratory Services

	Three Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Segment revenue	$195,668	$163,190	$32,478	19.9%
Segment direct costs	89,748	75,466	14,282	18.9
Segment reimbursed costs	25,581	19,160	6,421	33.5
Segment SG&A expenses	21,863	19,904	1,959	9.8
Segment operating income	$58,476	$48,660	$9,816	20.2

Segment Revenue
Laboratory Services’ revenue was $195.7 million for the three months ended June 30, 2020, an increase of $32.5 million as compared to the same period in 2019. Revenue increased from organic volume growth across all our laboratory services in part due to higher opening backlog at the beginning of the year and overall growth in new business awards during 2020, including those associated with COVID-19 work. The higher opening backlog was primarily due to increased net authorizations across all of our lab businesses in 2019.
Segment Direct Costs
Laboratory Services’ direct costs were $89.7 million for the three months ended June 30, 2020, an increase of $14.3 million as compared to the same period in 2019. The increase in direct costs was primarily due to (i) a $9.1 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and (ii) a $4.8 million increase in laboratory supply costs associated with the growth in revenue.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $25.6 million for the three months ended June 30, 2020, an increase of $6.4 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue and our overall growth, as well as higher shipping costs and the general timing of costs incurred across our portfolio of work.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $21.9 million for the three months ended June 30, 2020, an increase of $2.0 million as compared to the same period in 2019. The increase in SG&A expenses was primarily due to a $2.9 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases.
Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019
Consolidated Results of Operations

Revenue	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Revenue	$2,083,380	$1,960,269	$123,111	6.3%
Revenue increased $123.1 million, or 6.3%, to $2,083.4 million for the six months ended June 30, 2020 as compared to the same period in 2019. Revenue increased 5.5% from organic volume growth due to increased net authorizations and backlog growth in 2020 and 2019 and 1.4% from inorganic growth primarily due to the 2019 Acquisitions. The increase in revenue was partially offset by a 0.6% decrease from the unfavorable impact from foreign currency exchange rates.

Direct Costs	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Direct costs, exclusive of depreciation and amortization	$789,278	$742,705	$46,573	6.3%
% of revenue	37.9%	37.9%
Direct costs increased $46.6 million to $789.3 million for the six months ended June 30, 2020 as compared to the same period in 2019. The increase in direct costs was due to (i) a $28.5 million increase from growth in employee headcount and contract labor to support current growth in revenue as well as compensation increases, (ii) an $11.1 million increase in compensation costs related to the acceleration of remaining expenses under the terminated cash-based long-term incentive plan (“LTIP”), (iii) a $17.1 million increase from the impact of the 2019 Acquisitions and (iv) a $9.1 million increase in laboratory supply costs. The increase in direct costs was partially offset by (i) a decrease in project delivery costs, including media-related costs for patient recruitment services, (ii) the impacts of limited voluntary and involuntary temporary furloughs of certain employees as a result of COVID-19 related cost reduction measures and (iii) a 1.3% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, direct costs remained constant at 37.9% for the six months ended June 30, 2020 and 2019.

Reimbursed Costs	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Reimbursed costs	$474,657	$446,892	$27,765	6.2%
% of revenue	22.8%	22.8%
Reimbursed costs increased $27.8 million to $474.7 million for the six months ended June 30, 2020 as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue and our overall growth as well as the general timing of costs incurred across our portfolio of work, which will vary over the course of clinical trials due to the timing of the work performed, scope changes and the complexity and phase of the study, among other factors. The increase in reimbursed costs was partially offset by a 1.4% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, reimbursed costs remained constant at 22.8% for the six months ended June 30, 2020 and 2019.

Selling, General and Administrative Expenses	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Selling, general and administrative expenses	$485,392	$454,435	$30,957	6.8%
% of revenue	23.3%	23.2%
SG&A expenses increased $31.0 million to $485.4 million for the six months ended June 30, 2020 as compared to the same period in 2019. The increase in SG&A expenses was primarily due to (i) a $28.5 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases, (ii) an $8.4 million increase from the impact of the 2019 Acquisitions, (iii) a $4.4 million increase in technology costs related to software licensing and cloud services and (iv) a $3.8 million increase in compensation costs related to the acceleration of remaining expense under the terminated cash-based LTIP. The increase in SG&A expenses was partially offset by (i) lower travel and associated expenses as a result of COVID-19 related cost reduction measures and (ii) a 1.1% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, SG&A expenses increased slightly to 23.3% for the six months ended June 30, 2020 as compared to 23.2% in the same period in 2019 primarily due to the factors identified above.

Interest Expense, Net	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Interest expense, net	$116,113	$143,393
Interest expense, net, was $116.1 million for the six months ended June 30, 2020 as compared to $143.4 million in the same period in 2019. The decrease in interest expense was primarily related to the redemption of our HoldCo Notes and a decrease in the interest rate on our term loan under our senior secured credit facilities, partially offset by the impact from unfavorable interest rate swaps.

Loss on Extinguishment of Debt	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Loss on extinguishment of debt	$(93,534)	$—
Loss on extinguishment of debt was $93.5 million for the six months ended June 30, 2020. The loss resulted from the early extinguishment of our HoldCo and OpCo Notes and consisted of redemption premiums of $50.4 million and the write off of our unamortized debt discount and deferred debt issuance costs of $43.1 million. There was no loss on extinguishment of debt for the six months ended June 30, 2019.

Gain (Loss) on Investments	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Gain (loss) on investments	$69,749	$(7,610)

Gain on investments was $69.7 million for the six months ended June 30, 2020 as compared to a loss of $7.6 million in the same period in 2019. The gain and loss for the current year and prior year, respectively, was primarily a result of changes in the fair values of the net asset values of our investments, partially offset by changes to the discounts on certain investments for the prior year. The increase in net asset value for the six months ended June 30, 2020 reflects primarily an increase in fair value resulting from one of the underlying investments becoming publicly traded in the second quarter, as well as the subsequent increases in the trading stock price during the remainder of the quarter.
The gains or losses from our investments will likely continue to fluctuate from period to period primarily based on the changes in fair value of the underlying holdings of the limited partnerships and changes in the discounts applied to such investments for our lack of control and lack of marketability, where applicable.

Other Income (Expense), Net	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Other income (expense), net	$3,056	$(12,315)
Other income, net, was $3.1 million for the six months ended June 30, 2020 as compared to other expense, net, of $12.3 million in the same period in 2019. Foreign exchange rate movement resulted in transaction and re-measurement gains of $14.5 million for the six months ended June 30, 2020 and transaction and re-measurement losses of $12.1 million in the same period in 2019. Undesignated interest rate swap activity resulted in losses of $11.6 million for the six months ended June 30, 2020 and no losses or gains for the six months ended June 30, 2019.

Provision for Income Taxes	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Provision for income taxes	$9,513	$3,343
Effective income tax rate	15.3%	15.3%
Our provision for income taxes was $9.5 million, resulting in an effective income tax rate of 15.3%, for the six months ended June 30, 2020 as compared to a provision of $3.3 million, or an effective income tax rate of 15.3%, in the same period in 2019. Our provision for income taxes for the six months ended June 30, 2020 was primarily due to the estimated tax effect on our pre-tax income and the impact of favorable discrete items, including the release of a valuation allowance and the net impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), partially offset by the tax impact of non-deductible compensation as a result of the IPO. Our provision for income taxes for the six months ended June 30, 2019 was primarily due to the estimated tax effect on our pre-tax income, partially offset by impact from favorable discrete items.
Segment Results of Operations
Clinical Development Services and Laboratory Services segment revenue, segment direct costs, segment reimbursed costs, segment SG&A expenses and segment operating income for the six months ended June 30, 2020 and 2019 are detailed below.
Clinical Development Services

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Segment revenue	$1,686,136	$1,642,705	$43,431	2.6%
Segment direct costs	592,456	584,215	8,241	1.4
Segment reimbursed costs	421,755	412,593	9,162	2.2
Segment SG&A expenses	277,350	260,975	16,375	6.3
Segment operating income	$394,575	$384,922	$9,653	2.5

Segment Revenue
Clinical Development Services’ revenue was $1,686.1 million for the six months ended June 30, 2020, an increase of $43.4 million as compared to the same period in 2019. Revenue increased (i) 1.7% from organic volume growth primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the year and (ii) 1.6% from inorganic growth due to the 2019 Acquisitions. The increase in revenue was partially offset by the impacts of COVID-19 on our business and a 0.7% decrease from the unfavorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations for our Phase II-IV clinical trial management services in 2019.
Segment Direct Costs
Clinical Development Services’ direct costs were $592.5 million for the six months ended June 30, 2020, an increase of $8.2 million as compared to the same period in 2019. The increase in direct costs was primarily due to (i) a $16.9 million increase from growth in employee headcount and contract labor to support current growth in revenue as well as compensation increases and (ii) a $17.1 million increase from the impact of the 2019 Acquisitions. The increase in direct costs was partially offset by (i) a decrease in certain project delivery costs, including media-related costs for patient recruitment services, (ii) the impacts of limited voluntary and involuntary temporary furloughs of certain employees as a result of COVID-19 related cost reduction measures and (iii) a 1.5% decrease from the favorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $421.8 million for the six months ended June 30, 2020, an increase of $9.2 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue and our overall growth, as well as due to the general timing of costs incurred across our portfolio of work, which will vary over the course of clinical trials due to the timing of the work performed, scope changes and the complexity and phase of the study, among other factors. The increase in reimbursed costs was partially offset by a 1.4% decrease from the favorable impact from foreign currency exchange rates.
Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $277.4 million for the six months ended June 30, 2020, an increase of $16.4 million as compared to the same period in 2019. The increase in SG&A expenses was primarily due to (i) a $16.1 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and (ii) an $8.4 million increase from the impact of the 2019 Acquisitions. The increase in SG&A expenses was partially offset by (i) lower travel and associated expenses as a result of COVID-19 related cost reduction measures and (ii) a 1.4% decrease from the favorable impact from foreign currency exchange rates.
Laboratory Services

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	Change
Segment revenue	$397,244	$317,564	$79,680	25.1%
Segment direct costs	176,799	147,726	29,073	19.7
Segment reimbursed costs	52,902	34,299	18,603	54.2
Segment SG&A expenses	43,646	38,903	4,743	12.2
Segment operating income	$123,897	$96,636	$27,261	28.2
Segment Revenue
Laboratory Services’ revenue was $397.2 million for the six months ended June 30, 2020, an increase of $79.7 million as compared to the same period in 2019. Revenue increased from organic volume growth across all our laboratory services in part due to higher opening backlog at the beginning of the year and overall growth in new business awards during 2020, including those associated with COVID-19 work. The higher opening backlog was primarily due to increased net authorizations across all of our labs businesses in 2019.

Segment Direct Costs
Laboratory Services’ direct costs were $176.8 million for the six months ended June 30, 2020, an increase of $29.1 million as compared to the same period in 2019. The increase in direct costs was primarily due to (i) a $19.6 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and (ii) an $8.9 million increase in laboratory supply costs associated with the growth in revenue.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $52.9 million for the six months ended June 30, 2020, an increase of $18.6 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue and our overall growth, as well as higher shipping costs and the general timing of costs incurred across our portfolio of work.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $43.6 million for the six months ended June 30, 2020, an increase of $4.7 million as compared to the same period in 2019. The increase in SG&A expenses was primarily due to a $5.6 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases.

Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary cash uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments and other general corporate purposes. We have historically funded our operations with cash flows from operations and used long-term debt and cash on hand to fund acquisitions and make special cash dividends or distributions to our stockholders. We do not expect to declare any dividends on our common stock in the foreseeable future. We hold our cash balances in the United States and numerous locations throughout the rest of the world.
While we have not seen a significant impact to our liquidity and capital resources as a result of the COVID-19 pandemic to date, we continue to monitor and assess the impact and have already taken certain measures to preserve those resources. For example, in June 2020, we issued $1,200.0 million of New Notes, and used the proceeds to redeem our previously outstanding OpCo Notes. We expect this transaction to lower our interest expense and cash paid for interest in the future. Additionally, in March 2020, we borrowed $150.0 million under our revolving credit facility as a precautionary measure in order to further strengthen our cash position and to preserve financial flexibility due to the uncertainty in the global markets as a result of the COVID-19 pandemic. In June 2020, we repaid the $150.0 million borrowed under the revolving credit facility, using cash on hand. In addition, we may implement future measures to preserve or increase cash on-hand and create financial flexibility. For example, we may look to obtain additional financing or engage in refinancing our variable rate long-term debt outstanding under our senior secured credit facilities. However, due to the ongoing impact of the COVID-19 pandemic on the capital and credit markets, we might not be able to successfully obtain additional financing or refinancing of our senior secured credit facilities on reasonable terms and within a reasonable time period acceptable to us, or at all.
The following table presents key measures of our liquidity on the dates set forth below:

(dollars in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash held in the United States	$343,485	$135,917
Cash held in foreign locations	349,550	209,270
Total	$693,035	$345,187
Revolving Credit Facility availability (net of letters of credit)	$298,370	$298,370
As a result of our recapitalization in 2017, we incurred certain future obligations associated with potential additional recapitalization consideration. We do not expect the payment of the recapitalization investment portfolio liability to impact our future liquidity or capital resources as the right for the pre-closing holders to receive any such payment depends upon receipt of future cash proceeds from the applicable portion of the investment portfolio. We have classified in long-term liabilities the portion of the investment portfolio we estimate to be payable, net of taxes and other expenses, to the pre-closing holders. Future payments will be required to be made, if and when, cash proceeds are received and are payable under the recapitalization transaction merger agreement. During the three and six months ended June 30, 2020 and 2019, we did not make any cash distributions related to the recapitalization investment portfolio liability. See Note 2, “Recapitalization Transaction,” of our audited consolidated financial statements included in our May 2020 Form 8-K for additional information.
We expect to continue funding our operations from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our revolving credit facility, which is currently undrawn. We believe that these sources of liquidity will be sufficient to fund our operations and service our debt and interest for the foreseeable future, as well as address impacts from the COVID-19 pandemic. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require use of existing cash, borrowings under our revolving credit facility or additional long-term financing. We may seek to take advantage of market opportunities to refinance existing variable rate debt instruments with new debt instruments at interest rates, maturities and terms we deem attractive. We may also, from time to time at our sole discretion, purchase, redeem or retire our existing debt instruments, through tender offers, in privately negotiated or open market transactions, or otherwise.

While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described above related to the COVID-19 pandemic and in Part II, Item 1A, “Risk Factors,” included elsewhere in this Quarterly Report on Form 10-Q, as well as factors described under “Indemnification and Insurance,” within Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” within Part II, Item 7, “Contractual Obligations and Commercial Commitments,” “Critical Accounting Policies and Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019, as superseded by, and solely to the extent set forth in, our May 2020 Form 8-K.
Indebtedness
On June 5, 2020, Jaguar Holding Company II and PPD Development, L.P. (collectively, the “Issuers”), issued in a private placement the 2025 Notes and 2028 Notes. The 2025 Notes mature on June 15, 2025, and the 2028 Notes mature on June 15, 2028. Interest on the New Notes is payable semi-annually on June 15 and December 15 of each year. The Issuers can redeem the New Notes, at their option, in whole at any time or in part from time to time, upon notice, at the various redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. The New Notes do not have registration rights. See Note 6, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the New Notes.
As of June 30, 2020, we had total long-term debt and finance lease obligations outstanding of approximately $4,307.5 million. Other than the customary covenants and default provisions related to the issuance of the New Notes, there were no changes to the debt covenants or default provisions related to our outstanding debt under the credit agreement governing our senior secured credit facilities (the “Credit Agreement”) or other obligations during the first six months of 2020. In June 2020, we repaid in full the outstanding balance of our revolving credit facility and therefore we were not subject to a net secured leverage ratio test, as defined in the Credit Agreement, as of June 30, 2020. We were in compliance with all covenants for all long-term debt arrangements as of June 30, 2020 and December 31, 2019. See Note 6, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our long-term debt and finance lease obligations.
Cash Flows

Cash flows from operating activities	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$130,777	$117,925
The increase in operating cash flows of $12.9 million was due to an $85.1 million increase in net income and non-cash reconciling items, partially offset by a $72.2 million decrease in cash from the changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to period over period fluctuations in the timing of collections and payments, with the use of cash for net accounts receivable (defined as the sum of period-end balances of accounts receivable and unbilled services net of unearned revenue) and income taxes being unfavorable and the source of cash from prepaid expenses and other current assets and accounts payable, accrued expenses and other liabilities being favorable.
The increase in net income and non-cash reconciling items was primarily due to (i) the overall growth of the business, (ii) our gain on investments, (iii) a loss on the extinguishment of debt related to the redemption of the HoldCo and OpCo Notes and (iv) deferred income tax expense.
The change in the use of cash for net accounts receivable of $123.5 million for the six months ended June 30, 2020 was largely due to the growth in revenue during the first six months of 2020, as well as the timing in the receipt of collections and contractual billings under our contracts. Other changes to cash flows from operating activities include a $21.6 million increase in cash paid for interest and a $7.9 million net decrease in cash paid for income taxes during the six months ended June 30, 2020 as compared to the same period in 2019. Cash paid for interest increased primarily due to payments of accrued interest on the HoldCo Notes and OpCo Notes at the time of redemption and interest paid on our interest rate swaps. This increase in cash paid for interest was partially offset by a decrease in cash paid for interest on our term loan due to a lower interest rate for the six months ended June 30, 2020. We expect our cash paid for interest to decrease going forward due to the redemption of the HoldCo Notes and lower interest rate on our New Notes as compared to the redeemed OpCo Notes. Cash paid for income taxes decreased primarily as a result of the deferral of U.S. tax payments as permitted by the CARES Act and increased U.S. and foreign tax refunds.

Cash flows from investing activities	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash used in investing activities	$(68,762)	$(84,346)
The decrease in cash used during the six months ended June 30, 2020 was primarily due to cash paid for investments in unconsolidated affiliates in the same period in the prior year which did not occur in the current year, partially offset by an increase in purchases of property and equipment in the current year. Cash paid for investments in unconsolidated affiliates for the six months ended June 30, 2019 was $30.0 million. Cash paid for property and equipment was $68.5 million and $47.4 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash paid for property and equipment was primarily due to the timing of payments and year over year growth in the business, including investments in our Laboratory Services segment.

Cash flows from financing activities	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by (used in) financing activities	$309,293	$(238,321)
During the six months ended June 30, 2020, cash provided by financing activities was primarily due to cash proceeds of $1,773.0 million from our IPO, net of IPO costs paid. A portion of the IPO net proceeds were used to redeem our HoldCo Notes, which included $1,450.0 million of principal and a $14.5 million redemption premium. Additionally, in June 2020, we issued $1,200.0 million of New Notes, which was used to redeem our OpCo Notes, including $1,125.0 million of principal and a $35.9 million redemption premium. We used cash of $17.2 million for payments of debt issuance costs associated with the issuance of the New Notes.
During the six months ended June 30, 2019, cash used in financing activities was primarily due to a special cash dividend paid to our stockholders, partially offset by the cash proceeds received from the issuance of $891.0 million of Additional HoldCo Notes. We used cash of $27.6 million for payments of debt issuance and debt modification costs associated with the issuance of the Additional HoldCo Notes and modification of the Initial HoldCo Notes.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have been updated for our redemption of the OpCo Notes and HoldCo Notes and our issuance of the New Notes. Other than those changes to our long-term debt arrangements, there have been no material changes, outside of the ordinary course of business, to our contractual obligations and commercial commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
As of June 30, 2020, future minimum payments on all our long-term debt, including interest, for the remainder of 2020, and years subsequent to December 31, 2020 were as follows:

(dollars in thousands)	2020 (remaining six months)	2021-2022	2023-2024	2025-Thereafter	Total
Long-term debt, including interest(1)	$100,708	$3,354,534	$116,250	$1,331,434	$4,902,926

(1)
We may be required to make mandatory prepayments of principal on the term loan outstanding under our senior secured credit facilities in future years based on our cash flows in those years. Future interest expense on our indebtedness is calculated assuming a blended rate of 3.9%. The table above assumes that the amounts will remain outstanding until maturity, with minimum payments occurring as currently scheduled and no future borrowings, and does not include the impact of our interest rate swaps entered into during the first quarter of 2020.

Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of our May 2020 Form 8-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained, including facts and circumstances related to the COVID-19 pandemic. Actual results could differ from those estimates and assumptions due to, among other things, the impacts caused by the COVID-19 pandemic.
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
Given the present uncertainty surrounding the global economy due to the COVID-19 pandemic, including but not limited to stock price volatility of the overall market, the volatility of our stock price as well as that of our competitors and current and future impacts to our operations from the COVID-19 pandemic, it is possible that we could experience a non-cash impairment loss of a portion of our goodwill or other long-lived assets in the future. While no impairment charges were recorded during the three or six months ended June 30, 2020, future goodwill or other long-lived asset impairment, if any, could have a material impact on our results of operations.
We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019, as superseded by, and solely to the extent set forth in, our May 2020 Form 8-K. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three and six months ended June 30, 2020, there were no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the effects of the COVID-19 pandemic on the global economy and overall capital and credit markets. Additionally, in February 2020, we considered refinancing certain portions of our outstanding debt with new variable rate debt and, in anticipation thereof, we entered into three new variable to fixed interest rate swaps to hedge future interest rate exposure. The three swaps have a notional value of $3.5 billion, with an effective date of March 31, 2020 and a termination date of March 31, 2025. In March 2020, we entered into a fixed to variable interest rate swap with a notional value of $0.5 billion, with identical effective and termination dates, that offset one of the three February 2020 variable to fixed interest rate swaps, as we had not yet entered into the new variable rate debt structure. See Note 6, “Long-term Debt and Finance Lease Obligations” and Note 8, “Derivative Instruments and Hedging Activities,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on impacts to our market risks.

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
Item 1A. Risk Factors
There have been no significant changes from the risk factors previously disclosed in our Annual Report on
Form 10-K for the year ended December 31, 2019 except for as disclosed below. Refer to Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 for a detailed discussion of risk factors affecting us.
Our operations might be affected by the occurrence of natural disasters, pandemics, such as the COVID-19 pandemic, or other catastrophic events.
We depend on our customers, investigators, laboratories and other facilities for the continued operation of our business. While we maintain disaster recovery and business continuity plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, hurricanes, fires, floods, ice and snowstorms and pandemics, such as the COVID-19 pandemic, may result in interruptions in our ability to provide services to our customers. Disruptions in the infrastructure, laboratory, clinic or office closures, mandatory stay at home orders or other social distancing measures caused by events such as natural disasters, or other “acts of god,” the outbreak of war, the escalation of hostilities and acts of terrorism or pandemics, such as the COVID-19 pandemic, particularly involving countries and cities in which we have laboratories, clinics or offices, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us from certain events, our coverage might not respond or be adequate to compensate us for all losses that may occur, including those relating to the COVID-19 pandemic. Any natural disaster or catastrophic event, such as the COVID-19 pandemic, affecting us or our customers, investigators or payers could have a significant negative impact on our operations or financial performance.
To date, the COVID-19 pandemic has impacted our business across both our Clinical Development Services and Laboratory Services segments. The impacts include the ability of our employees to visit hospitals and other clinical research sites to conduct monitoring and other critical site visits and patient recruitment and enrollment activities as part of services offered within our Clinical Development Services segment, as well as a temporary shutdown of our Phase I clinics beginning in March 2020. Furthermore, we have had customers delay new studies and/or pause ongoing studies or certain activities thereof, such as patient recruitment, patient enrollment, site visits and site monitoring, impacting our Clinical Development Services segment. Additionally, at the onset of the pandemic, our Laboratory Services segment experienced limited reductions in central lab services due to delays in clinical trial activity that impacted sample volumes.
During the second quarter of 2020, as travel restrictions were lifted and phased reopenings began in jurisdictions in which we operate, we began to reopen a limited number of our offices and also allow business-critical travel to occur, including employee visits to hospitals and other clinical research sites, as well as the activation of new sites. We also began a phased reopening of all of our Phase I clinics. Due to safety measures we implemented shortly following the onset of the COVID-19 pandemic, our laboratory facilities continued to operate at near full capacity during the pandemic. While we saw improvements over the course of the second quarter of 2020 in relation to fewer customers delaying new or ongoing studies, steady improvements in site-based activities and the return of pre-pandemic testing volumes at our central labs, these delays have impacted and will continue to impact the timing and extent to which backlog has and will convert to revenue.
We do not yet know nor can we predict the full extent of the impact the COVID-19 pandemic will have on our business, results of operations, financial condition or the global economy as a whole, as the ultimate impact of the pandemic is highly uncertain and subject to change. While the COVID-19 pandemic has impacted our business and results of operations, we have been able to partially offset the financial impact due to the mitigation activities discussed elsewhere in this Quarterly Report on Form 10-Q. However, the operational and financial impacts from COVID-19 could significantly increase in the future due to the magnitude, continued duration, geographic reach, ongoing impact on the global economy and capital and credit markets, and current travel and other restrictions relating to the COVID-19 pandemic. In addition, we might not be able to mitigate future impacts as we have done to date.
Furthermore, federal, state and local governments have implemented economic and other stimulus measures to support individuals and businesses impacted by the COVID-19 pandemic, and while we have utilized such measures where applicable there can be no assurance that such measures will benefit us or otherwise offset any or all of the financial impacts from the COVID-19 pandemic. To date, such measures have not been material to our results of operations.

If the pandemic continues for an extended period or worsens, such as the recent increase of COVID-19 cases in the United States or a second global wave and/or governments’ actions to contain the spread of COVID-19 were to be ineffective, these factors could result in a material negative impact on our business, growth, reputation, prospects, financial condition, results of operations (including components of our financial results), cash flows and liquidity. Such impacts could include, but are not limited to, additional customer delays or cancellations of awarded services, reductions in research and development drug development pipelines which could result in lower growth to the clinical research organization industry, additional costs related to restructuring activities, non-cash impairments of goodwill and other long-lived assets, decreases in the value of our investments, loss of hedge accounting and restrictions on our ability to obtain additional financing, if needed, or refinancing of our senior secured credit facilities.
Our business is subject to international and U.S. economic, currency, political and other risks, including those caused by the COVID-19 pandemic, that could negatively affect our business, results of operations, financial condition and/or cash flows.
We provide services globally and have business operations in numerous countries throughout the world. Because we provide our services worldwide, our business is subject to risks associated with doing business internationally, including risks associated with a global pandemic such as the COVID-19 pandemic. Revenue from our non-U.S. operations represented approximately 45.9% of our revenue for the six months ended June 30, 2020 and 47.1% of our revenue for the year ended December 31, 2019. We anticipate that we will continue to perform a significant portion of our services through our international operations. Our U.S. and international operations are subject to risks and uncertainties inherent in operating in these regions, including:

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

•
actual or perceived risk of infection relating to COVID-19 or otherwise might impact the willingness of patients to enroll in clinical trials and to visit clinics, hospitals and other clinical research sites for procedures associated with the conduct of clinical trials, which in turn could have an adverse effect on our ability to conduct business in relevant countries and regions;

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

•
any failure by us to comply with foreign regulations or restrictions or become aware of and acknowledge changes in foreign regulations or restrictions, including changes in foreign regulations or restrictions due to the COVID-19 pandemic, which could result in the delay of a clinical trial.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to manage these risks and uncertainties could be affected by U.S. laws and could have an adverse impact on our business, results of operations, financial condition and/or cash flows.

Difficult and volatile conditions in the capital and credit markets and in the overall economy, including those caused by the COVID-19 pandemic, could materially adversely affect our business, financial position, results of operations and/or cash flows.
Our business, financial position, results of operations and/or cash flows could be materially adversely affected by difficult conditions and volatility in the capital and credit markets and changes in national or global economic conditions including, but not limited to, inflation, interest rates, the negative impacts caused by pandemics, including the COVID-19 pandemic, and the effects of governmental initiatives to manage economic conditions. Difficult conditions in these markets and the overall economy affect our business and operations in a number of ways. For example:

•
as a result of the COVID-19 pandemic, customers may delay or cancel clinical trials (i) to protect patient safety, (ii) as a result of government restrictions, (iii) to limit impacts on healthcare systems and (iv) due to concerns regarding the ability of hospitals and other clinical research sites to conduct clinical trials safely, efficiently and effectively;

•
if a significant percentage of our workforce is unable to work, including because of illness, travel or government restrictions in connection with the COVID-19 pandemic, our operations may be negatively impacted;

•
as a result of the COVID-19 pandemic, we temporarily shut down our Phase I clinics beginning in March 2020 and have only recently begun a phased reopening of such clinics. Depending on the future duration, severity and impacts of the COVID-19 pandemic, we may have to again shut down one or all of our Phase I clinics and also shut down (or delay reopening) one or more of our laboratories, other clinics or offices due to patient safety, government restrictions, illness or other impacts in connection with the COVID-19 pandemic;

•
market conditions, including those caused by the COVID-19 pandemic, could result in our key customers experiencing financial difficulties and/or electing to limit spending or delay payment of invoices, or become unable to pay invoices, which in turn could result in decreased revenues, cash flows and earnings for us;

•
under difficult market conditions there can be no assurance that borrowings under our senior secured credit facilities would be available or sufficient, and in such a case, we might not be able to successfully obtain additional financing or refinancing of our senior secured credit facilities on reasonable terms and within a reasonable time period acceptable to us, or at all, which could also impact our hedge accounting on our variable rate debt; and

•
in order to respond to market conditions, we may need to seek waivers of various provisions in the credit agreement governing our senior secured credit facilities, and we might not be able to obtain such waivers on reasonable terms, if at all.

If we are unable to recruit, retain and motivate key personnel, our business could be adversely affected.
Our success depends on the collective performance, contribution and expertise of our senior management team and other key personnel throughout our businesses, including qualified management, professional, operational, scientific, technical and business development personnel. There is significant competition for qualified personnel in the biopharmaceutical and related services industries, particularly personnel with advanced degrees and those with significant experience and expertise. The loss of any key executive, including if he or she becomes seriously ill with COVID-19 or otherwise, or our inability to continue to recruit, retain and motivate key personnel and replace departed personnel in a timely fashion, may adversely impact our ability to compete effectively and grow our business and negatively affect our ability to meet our short- and long-term financial and operational objectives.
We depend on third parties for critical goods and support services.
We depend on third parties for a variety of goods and support services that are critical to us. These third-party providers include, but are not limited to, software and other technology providers, transportation and travel providers, suppliers of study drugs for clinical trials, couriers, customs brokers, drug depots and distributors, suppliers of licensing agreements, investigator meeting planners, suppliers of kits, reagents, contractors and other supplies used by our laboratory segments and equipment maintenance providers. The failure of any of these third parties to adequately provide goods or services to us or to comply with relevant laws and regulations could have a material adverse effect on our reputation, business, results of operations, financial condition and/or cash flows. While we have not seen an adverse impact from the COVID-19 pandemic on the third parties that we rely on to provide goods and services, there can be no guarantee that a significant impact to our third-party providers will not occur in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2020, options to purchase 180,000 shares of our common stock were exercised at a price of $15.05 per share for a total of $2.7 million prior to our initial public offering. During the second quarter of 2020, there were no share repurchases of our common stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of PPD, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K)	-	8-K	001-39212	3.1	2/10/2020
3.2	Amended and Restated Bylaws of PPD, Inc.(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K)	-	8-K	001-39212	3.2	2/10/200
4.1	Indenture, dated as of June 5, 2020 by and among, Jaguar Holding Company II, PPD Development, L.P, the guarantors time to time party thereto and Wilmington Trust, National Association, as trustee	-	8-K	001-39212	4.1	6/5/2020
4.2	Form of 4.625% Senior Note due 2025 (included in Exhibit 4.1)	-	8-K	001-39212	4.2	6/5/2020
4.3	Form of 5.000% Senior Note due 2028 (included in Exhibit 4.1)	-	8-K	001-39212	4.3	6/5/2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	-	-	-	-
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	-	-	-	-
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	-	-	-	-
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	-	-	-	-
101.INS	XBRL Instance Document	X	-	-	-	-
101.SCH	XBRL Taxonomy Extension Schema Document	X	-	-	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X	-	-	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X	-	-	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X	-	-	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X	-	-	-	-

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2020.

PPD, Inc.

By:	/s/ Christopher G. Scully
Name:	Christopher G. Scully
Title:	Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)