Form 10-Q
period 2020-09-30
PPD, Inc.
filed 2020-10-28
CIK 1793294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	349,654,449 shares outstanding as of October 26, 2020

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

•
our ability to access clinical research sites, attract suitable investigators or enroll a sufficient number of patients (including as a result of the COVID-19 pandemic) for our customers’ clinical trials;

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

PPD, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)
PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$1,233,802	$1,023,864	$3,317,182	$2,984,133

Operating costs and expenses:
Direct costs, exclusive of depreciation and amortization	433,422	369,476	1,222,700	1,112,181
Reimbursed costs	335,866	241,804	810,523	688,696
Selling, general and administrative expenses	249,320	226,996	734,712	681,431
Depreciation and amortization	71,317	66,889	206,395	197,896
Long-lived asset impairment	1,414	—	1,414	—
Total operating costs and expenses	1,091,339	905,165	2,975,744	2,680,204
Income from operations	142,463	118,699	341,438	303,929
Interest expense, net of interest income of $433 and $1,089 for the three months ended September 30, 2020 and 2019, respectively, and $1,996 and
$4,383 for the nine months ended September 30, 2020 and 2019, respectively	(49,882)	(85,754)	(165,995)	(229,147)
Loss on extinguishment of debt	—	—	(93,534)	—
(Loss) gain on investments	(53,100)	(15,106)	16,649	(22,716)
Other (expense) income, net	(17,153)	9,157	(14,097)	(3,158)
Income before provision for income taxes	22,328	26,996	84,461	48,908
Provision for income taxes	11,169	9,044	20,682	12,387
Income before equity in losses of unconsolidated affiliates	11,159	17,952	63,779	36,521
Equity in losses of unconsolidated affiliates, net of income taxes	(2,057)	(1,370)	(5,686)	(2,060)
Net income	9,102	16,582	58,093	34,461
Net income attributable to noncontrolling interest	(1,587)	(1,161)	(4,499)	(3,390)
Net income attributable to PPD, Inc.	7,515	15,421	53,594	31,071
Recapitalization investment portfolio consideration	44,468	11,231	(6,529)	16,830
Net income attributable to common stockholders of PPD, Inc.	$51,983	$26,652	$47,065	$47,901

Earnings per share attributable to common stockholders of PPD, Inc.:
Basic	$0.15	$0.10	$0.14	$0.17
Diluted	$0.15	$0.09	$0.14	$0.17
Weighted-average common shares outstanding:
Basic	348,672	279,425	338,277	279,235
Diluted	354,830	281,193	343,159	280,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$9,102	$16,582	$58,093	$34,461

Other comprehensive income (loss), net of tax expense (benefit):
Foreign currency translation	45,602	(49,415)	(7,192)	(39,686)
Defined benefit plan, net of income taxes of $28 and $26 for the three months ended September 30, 2020 and 2019, respectively, and $85 and
$88 for the nine months ended September 30, 2020 and 2019, respectively	138	120	380	390
Derivative instruments, net of income taxes of $297 and $(756) for the three months ended September 30, 2020 and 2019, respectively, and
$(31,300) and $(2,063) for the nine months ended September 30, 2020
and 2019, respectively	503	(2,419)	(96,992)	(7,157)
Other comprehensive income (loss)	46,243	(51,714)	(103,804)	(46,453)
Comprehensive income (loss)	55,345	(35,132)	(45,711)	(11,992)
Comprehensive income attributable to noncontrolling interest	(2,078)	(999)	(5,651)	(4,080)
Comprehensive income (loss) attributable to PPD, Inc.	53,267	(36,131)	(51,362)	(16,072)
Recapitalization investment portfolio consideration	44,468	11,231	(6,529)	16,830
Comprehensive income (loss) attributable to common stockholders of PPD, Inc.	$97,735	$(24,900)	$(57,891)	$758

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

Assets
	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$803,090	$345,187
Accounts receivable and unbilled services, net	1,460,374	1,326,614
Income taxes receivable	29,016	27,437
Prepaid expenses and other current assets	122,040	119,776
Total current assets	2,414,520	1,819,014

Property and equipment, net	474,006	458,845
Investments in unconsolidated affiliates	36,501	34,028
Investments	252,606	250,348
Goodwill, net	1,771,106	1,764,104
Intangible assets, net	770,161	892,091
Other assets	157,126	156,220
Operating lease right-of-use assets	165,508	181,596
Total assets	$6,041,534	$5,556,246
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable	$120,022	$130,060
Accrued expenses:
Payables to investigators	384,004	322,231
Accrued employee compensation	328,469	263,834
Accrued interest	18,972	44,527
Other accrued expenses	216,130	138,632
Income taxes payable	11,040	15,161
Unearned revenue	1,048,392	1,110,872
Current portion of operating lease liabilities	48,339	45,962
Current portion of long-term debt and finance lease obligations	36,120	35,794
Total current liabilities	2,211,488	2,107,073

Accrued income taxes	20,609	38,465
Deferred tax liabilities	68,029	92,225
Recapitalization investment portfolio liability	183,288	191,678
Long-term operating lease liabilities, less current portion	134,994	153,766
Long-term debt and finance lease obligations, less current portion	4,233,178	5,608,134
Other liabilities	105,189	33,017
Total liabilities	6,956,775	8,224,358
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	35,687	30,036
Stockholders’ deficit:
Common stock - $0.01 par value; 2,000,000 and 2,080,000 shares authorized as of
September 30, 2020 and December 31, 2019, respectively;
350,291 shares issued and 349,565 shares outstanding as of September 30, 2020, and
280,127 shares issued and 279,426 shares outstanding as of December 31, 2019	3,503	2,801
Treasury stock, at cost, 726 shares and 701 shares as of September 30, 2020 and
December 31, 2019, respectively	(13,268)	(12,707)
Additional paid-in-capital	1,806,607	1,983
Accumulated deficit	(2,345,062)	(2,391,321)
Accumulated other comprehensive loss	(402,708)	(298,904)
Total stockholders’ deficit	(950,928)	(2,698,148)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$6,041,534	$5,556,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$58,093	$34,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,395	197,896
Long-lived asset impairment	1,414	—
Stock-based compensation expense	16,099	11,701
Non-cash operating lease expense	34,625	33,465
Amortization of debt issuance costs, modification costs and debt discounts	8,263	12,162
Non-cash losses (gains) on interest rate swaps	942	(7,157)
(Gain) loss on investments	(16,649)	22,716
Deferred income tax expense (benefit)	5,770	(11,915)
Loss on extinguishment of debt	93,534	—
Amortization of costs to obtain a contract	7,973	8,533
Other	5,427	1,698
Change in operating assets and liabilities, net of effect of businesses acquired:
Accounts receivable and unbilled services, net	(148,501)	(46,932)
Prepaid expenses and other current assets	26,908	(10,059)
Other assets	(39,813)	(15,328)
Income taxes, net	(23,286)	(7,606)
Accounts payable, accrued expenses and other liabilities	116,503	12,546
Operating lease liabilities	(33,165)	(31,639)
Unearned revenue	(52,065)	109,180
Net cash provided by operating activities	268,467	313,722
Cash flows from investing activities:
Purchases of property and equipment	(116,418)	(89,398)
Acquisition of businesses, net of cash and cash equivalents acquired	321	(74,242)
Capital contributions paid for investments	(5,382)	(2,792)
Distributions received from investments	19,704	190
Investments in unconsolidated affiliates	(10,000)	(30,000)
Other	—	694
Net cash used in investing activities	(111,775)	(195,548)
Cash flows from financing activities:
Purchase of treasury stock	(626)	(2,738)
Proceeds from exercise of stock options	14,272	3,625
Borrowing on Revolving Credit Facility	150,000	—
Repayment of Revolving Credit Facility	(150,000)	—
Proceeds from issuance of senior notes	1,200,000	891,000
Redemption of HoldCo Notes	(1,464,500)	—
Redemption of OpCo Notes	(1,160,865)	—
Payments on long-term debt and finance leases	(32,080)	(28,974)
Payment of debt issuance and debt modification costs	(18,525)	(30,142)
Payment of contingent consideration for acquisition of business	(4,338)	—
Net proceeds from initial public offering	1,772,960	—
Return of capital and special dividend to stockholders	—	(1,086,000)
Net cash provided by (used in) financing activities	306,298	(253,229)
Effect of exchange rate changes on cash and cash equivalents	(5,087)	(14,613)
Net increase (decrease) in cash and cash equivalents	457,903	(149,668)
Cash and cash equivalents, beginning of the period	345,187	553,066
Cash and cash equivalents, end of the period	$803,090	$403,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2020	$33,609	349,312	$3,493	$1,787,645	726	$(13,268)	$(448,951)	$(2,397,045)	$(1,068,126)
Net income	1,587	—	—	—	—	—	—	7,515	7,515
Other comprehensive income	491	—	—	—	—	—	46,243	—	46,243
Vesting of restricted stock	—	2	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	977	10	13,553	—	—	—	—	13,563
Stock-based compensation expense	—	—	—	5,409	—	—	—	—	5,409
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	44,468	44,468
Balance, September 30, 2020	$35,687	350,291	$3,503	$1,806,607	726	$(13,268)	$(402,708)	$(2,345,062)	$(950,928)

Balance, December 31, 2019	$30,036	280,127	$2,801	$1,983	701	$(12,707)	$(298,904)	$(2,391,321)	$(2,698,148)
Net income	4,499	—	—	—	—	—	—	53,594	53,594
Other comprehensive income (loss)	1,152	—	—	—	—	—	(103,804)	—	(103,804)
Vesting of restricted stock	—	7	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	1,157	12	16,255	—	—	—	—	16,267
Repurchases of common stock	—	—	—	—	25	(561)	—	—	(561)
Stock-based compensation expense	—	—	—	16,099	—	—	—	—	16,099
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	(6,529)	(6,529)
Issuance of common stock for initial public offering	—	69,000	690	1,772,270	—	—	—	—	1,772,960
Other	—	—	—	—	—	—	—	(806)	(806)
Balance, September 30, 2020	$35,687	350,291	$3,503	$1,806,607	726	$(13,268)	$(402,708)	$(2,345,062)	$(950,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2019	$27,973	279,781	$2,797	$964	628	$(11,162)	$(307,630)	$(2,271,841)	$(2,586,872)
Net income	1,161	—	—	—	—	—	—	15,421	15,421
Other comprehensive loss	(162)	—	—	—	—	—	(51,714)	—	(51,714)
Vesting of restricted stock	—	5	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	10	—	177	—	—	—	—	177
Repurchases of common stock	—	—	—	—	11	(206)	—	—	(206)
Stock-based compensation expense	—	—	—	3,178	—	—	—	—	3,178
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	11,231	11,231
Issuance of common stock for acquisition	—	268	4	4,997	—	—	—	—	5,001
Other	—	—	—	—	—	—	—	(95)	(95)
Balance, September 30, 2019	$28,972	280,064	$2,801	$9,316	639	$(11,368)	$(359,344)	$(2,245,284)	$(2,603,879)

Balance, December 31, 2018	$24,892	279,545	$2,795	$41,685	515	$(8,933)	$(312,891)	$(1,245,077)	$(1,522,421)
Net income	3,390	—	—	—	—	—	—	31,071	31,071
Other comprehensive income (loss)	690	—	—	—	—	—	(46,453)	—	(46,453)
Vesting of restricted stock	—	11	—	—	—	—	—	—	—
Issuance of common stock for stock option exercises	—	240	2	3,623	—	—	—	—	3,625
Repurchases of common stock	—	—	—	—	124	(2,435)	—	—	(2,435)
Stock-based compensation expense	—	—	—	11,701	—	—	—	—	11,701
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	16,830	16,830
Issuance of common stock for acquisition	—	268	4	4,997	—	—	—	—	5,001
Modification of stock option awards	—	—	—	(14,703)	—	—	—	—	(14,703)
Return of capital and special dividend	—	—	—	(37,987)	—	—	—	(1,048,013)	(1,086,000)
Other	—	—	—	—	—	—	—	(95)	(95)
Balance, September 30, 2019	$28,972	280,064	$2,801	$9,316	639	$(11,368)	$(359,344)	$(2,245,284)	$(2,603,879)

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
Unaudited Interim Financial Information and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies it follows for annual financial reporting and are disclosed in Note 1 of the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as superseded by, and solely to the extent set forth in, the Company’s first Current Report on Form 8-K filed on May 21, 2020 (the “May 2020 Form 8-K”). There have been no significant changes to the Company’s significant accounting policies during the first nine months of 2020, except for a change in how the Company’s Chief Operating Decision Maker (“CODM”) assesses segment performance. See Note 14, “Segments,” for additional information.
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
In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full twelve-month period ending December 31, 2020 or any other future period. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its May 2020 Form 8-K. The information as of December 31, 2019 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the May 2020 Form 8-K.
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

Initial Public Offering
On February 6, 2020, the Company’s common stock began trading on The Nasdaq Global Select Market under the symbol “PPD.” On February 10, 2020, the Company completed its initial public offering (“IPO”) of its common stock at a price to the public of $27.00 per share. The Company issued and sold 69.0 million shares of common stock in the IPO, including 9.0 million shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company raised net proceeds of $1,773.0 million through the IPO, after deducting underwriting discounts and other offering expenses totaling $90.0 million. During the nine months ended September 30, 2020, the Company expensed $4.0 million of costs related to the IPO.
The Company used a portion of the net proceeds from the IPO to (i) redeem $550.0 million in aggregate principal amount of unsecured 7.625%/8.375% Senior PIK Toggle Notes due 2022 (the “Initial HoldCo Notes”), plus accrued and unpaid interest thereon and $5.5 million of redemption premium and (ii) redeem $900.0 million in aggregate principal amount of unsecured 7.75%/8.50% Senior PIK Toggle Notes due 2022 (the “Additional HoldCo Notes” and, together with the Initial HoldCo Notes, the “HoldCo Notes”), plus accrued and unpaid interest thereon and $9.0 million of redemption premium. The redemption of the HoldCo Notes resulted in a loss on extinguishment of debt of $50.1 million. See Note 6, “Long-term Debt and Finance Lease Obligations,” for additional information regarding the redemption.
In connection with the IPO, the Company’s board of directors adopted and stockholders approved the PPD, Inc. 2020 Omnibus Incentive Plan (“2020 Incentive Plan”) to implement a new market-based long-term incentive program to align the Company’s executive and management compensation packages with similarly situated public companies. Any awards previously granted under the Eagle Holding Company I 2017 Incentive Plan (the “Eagle I Plan”) remain subject to the terms of the Eagle I Plan and the applicable award agreements. During the nine months ended September 30, 2020, 1,211,869 awards, including time-based stock options, restricted stock units and performance stock units, with an aggregate fair value of $27.6 million, were granted under the 2020 Incentive Plan. The fair value of the awards issued under the 2020 Incentive Plan is determined in the same manner as described in the May 2020 Form 8-K, with the exception of the Company’s publicly traded stock value being used as the fair value of the Company’s common stock. As of September 30, 2020, there were 37,859,068 shares of common stock available for issuance under the 2020 Incentive Plan. No awards were issued under the Eagle I Plan during 2020 and no additional awards will be granted under the Eagle I Plan in the future. See Note 4, “Stock-based Compensation,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K for additional information. Additionally, in connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation, among other things, provides that the Company’s authorized capital consists of 2.0 billion shares of common stock, par value $0.01 per share and 100.0 million shares of preferred stock, par value $0.01 per share.
During the first quarter of 2020, the Company terminated its cash-based long-term incentive plan (the “LTIP”) and accelerated the remaining expense for future service under the plan. The LTIP was terminated to align the long-term compensation package of a certain set of employees to the interests of the Company’s stockholders and that offered by similarly situated public companies. These employees started receiving stock-based awards under the 2020 Incentive Plan beginning in May 2020. During the nine months ended September 30, 2020, the Company recorded compensation expense of $22.2 million for the acceleration of expense under the LTIP. The compensation expense was recorded as a component of direct costs and selling, general and administrative (“SG&A”) expenses on the condensed consolidated statement of operations.
Secondary Public Offering
In September 2020, the Company completed an underwritten secondary public offering of 43.7 million shares of common stock sold primarily by the Company’s private equity sponsors (the “Selling Stockholders”), including 5.7 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The Company incurred costs of $1.9 million in relation to the secondary public offering for the three and nine months ended September 30, 2020 and such costs are recorded as a component of SG&A expenses on the condensed consolidated statement of operations.
Investment Activity
During the third quarter of 2020, the Company made an additional investment of $10.0 million in Science 37, Inc. (“Science 37”), a clinical trial company whose virtual model focuses on improving patient access and enrollment and accelerating clinical development. The Company’s total investment in Science 37 as of September 30, 2020 was $25.3 million. The investment in Science 37 is accounted for under the equity method of accounting and is classified as investments in unconsolidated affiliates on the condensed consolidated balance sheets. See Note 7, “Investments,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K for additional information on the Company’s investments.

Recently Adopted Accounting Standard
In August 2018, the Financial Accounting Standards Board issued an accounting standards update to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This new guidance was issued to align the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. With the adoption of this standard, implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized and presented in the financial statements similar to prepaid expenses related to service contracts. Additionally, expenses associated with capitalized implementation costs are recorded in the same financial statement line item as the fees associated with the hosting element of a cloud computing arrangement. The Company adopted this accounting standards update on January 1, 2020 using the prospective method. The adoption of this accounting standards update did not have a material impact to the Company’s condensed consolidated financial statements.
2.    Revenue
Performance Obligations
Revenue recognized from performance obligations partially satisfied in prior periods was $28.4 million and $82.9 million for the three and nine months ended September 30, 2020, respectively, and $35.1 million and $80.4 million for the three and nine months ended September 30, 2019, respectively. These cumulative catch-up adjustments primarily related to (i) contract modifications executed in the current period, which resulted in changes to the transaction price, (ii) changes in transaction price related to variable consideration and (iii) changes in estimates such as estimated total costs.
As of September 30, 2020, the aggregate amounts of transaction price allocated to unsatisfied performance obligations with an original contract term of greater than one year was $7.0 billion. The Company expects to recognize 36% to 42% of the transaction price allocated to unsatisfied performance obligations over the next 12 months as services are rendered, with the remainder recognized thereafter during the remaining contract term. The Company does not include the value of the transaction price allocated to unsatisfied performance obligations for contracts that have an original contract term of less than one year or for contracts which are determined to be short-term based on certain termination for convenience provisions.
Accounts Receivable and Unbilled Services, net and Unearned Revenue
The Company’s accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

(in thousands)	September 30, 2020	December 31, 2019
Accounts receivable	$792,784	$726,111
Unbilled services	675,525	609,674
Total accounts receivable and unbilled services	1,468,309	1,335,785
Allowance for doubtful accounts	(7,935)	(9,171)
Total accounts receivable and unbilled services, net	$1,460,374	$1,326,614
The Company’s unearned revenue consisted of the following amounts on the dates set forth below:

(in thousands)	September 30, 2020	December 31, 2019
Unearned revenue	$1,048,392	$1,110,872
As of September 30, 2020 and December 31, 2019, contract assets of $160.6 million and $178.8 million, respectively, were included in unbilled services. The changes in the Company’s contract assets and unearned revenue resulted from the timing difference between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones and customer payments. Additionally, during the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $815.4 million and $653.8 million, respectively, from the balance of unearned revenue outstanding as of January 1, 2020 and January 1, 2019, respectively. Impairments of accounts receivable, unbilled services and contract assets were insignificant during the three and nine months ended September 30, 2020 and 2019.

Customer Concentration
Concentrations of credit risk with respect to accounts receivable and unbilled services, net, are limited due to the Company’s large number of customers. As of September 30, 2020, one customer accounted for approximately 11% of accounts receivable and unbilled services, net. As of December 31, 2019, two customers each individually accounted for approximately 11% of accounts receivable and unbilled services, net. No one customer accounted for greater than 10% of revenues for the three and nine months ended September 30, 2020 and 2019.
3.    Stockholders’ Deficit and Redeemable Noncontrolling Interest
Shares
Common Stock
The following is a summary of the Company’s authorized, issued and outstanding shares of common stock as of the periods set forth below:

(in thousands)	September 30, 2020	December 31, 2019
Shares authorized	2,000,000	2,080,000
Shares issued	350,291	280,127

Shares outstanding:
Voting	349,565	276,052
Non-voting	—	3,374
Total shares outstanding	349,565	279,426
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
Preferred Stock
In connection with the Company’s Amended and Restated Certificate of Incorporation filed in February 2020, the Company authorized 100.0 million shares of preferred stock. No shares of preferred stock were issued or outstanding as of September 30, 2020.
Redeemable Noncontrolling Interest
The Company owns 60% of its consolidated subsidiary PPD-SNBL K.K. (“PPD-SNBL”). The 40% ownership interest in PPD-SNBL held by Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets due to certain put options under which SNBL may require the Company to purchase SNBL’s remaining ownership interest at fair value upon the occurrence of certain events described in the PPD-SNBL shareholders agreement. As of September 30, 2020 and December 31, 2019, no such events had occurred. See Note 12, “Related Party Transactions,” for additional information.

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
The accounting for the acquisition is complete. The Company recorded measurement period adjustments including (i) an increase in the purchase price of $3.4 million, (ii) a net decrease in assets of $11.1 million and (iii) a net decrease in liabilities of $2.2 million, resulting in an increase of goodwill of $12.3 million. The goodwill recognized of $13.4 million was primarily the result of anticipated growth through the development of new customers, additional services to existing customers and the assembled workforce. The goodwill was assigned to a reporting unit within the Company’s Clinical Development Services segment. The Company is not able to deduct goodwill for U.S. income tax purposes.
The Company acquired the following definite-lived intangible assets with the acquisition of Synarc:

	Acquired Intangible Assets (in thousands)	Weighted-Average Amortization Period (in years)
Customer relationships	$2,000	15
Know-how/processes	1,800	8
Investigator network	1,900	8
Trade names	1,400	10
Total	$7,100	10

The following table summarizes the consideration and the fair values of identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price	$48,635

Identifiable assets acquired:
Cash and cash equivalents	$6,003
Accounts receivable and unbilled services	18,819
Prepaid expenses and other current assets	1,590
Property and equipment	19,273
Intangible assets	7,100
Other assets	928
Operating lease right-of-use assets	1,609
Total identifiable assets acquired	55,322
Liabilities assumed:
Accounts payable	(2,117)
Other accrued expenses	(4,026)
Unearned revenue	(7,210)
Long-term debt and finance lease obligations	(38)
Deferred tax liabilities	(4,736)
Other liabilities	(330)
Operating lease liabilities	(1,609)
Total liabilities assumed	(20,066)
Separately identifiable net assets acquired	35,256
Goodwill	13,379
Total net assets	$48,635
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
As of December 31, 2019, the Company recorded a contingent consideration liability of $9.5 million to be paid based on Medimix meeting certain performance targets through December 31, 2019. The contingent consideration was paid to the seller in July 2020.
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

Acquisition Costs
Acquisition costs for the three and nine months ended September 30, 2019 were $1.5 million and $7.1 million, respectively. There were no acquisition costs for the three and nine months ended September 30, 2020. These costs are expensed as incurred and are included on the condensed consolidated statements of operations as a component of SG&A expenses.
5.    Goodwill and Intangible Assets, Net
Goodwill, Net
The changes in the carrying amount of goodwill by segment consisted of the following on the dates set forth below:

(in thousands)	Total	Clinical Development Services	Laboratory Services
Balance at December 31, 2019:
Goodwill	$1,890,815	$1,664,201	$226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	1,764,104	1,564,769	199,335
Activity:
Translation adjustments	(5,312)	(5,312)	—
Measurement period adjustments for prior acquisition	12,314	12,314	—
Balance at September 30, 2020:
Goodwill	1,897,817	1,671,203	226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	$1,771,106	$1,571,771	$199,335
Intangible Assets, Net
The Company’s definite-lived intangible assets were composed of the following on the dates set forth below:

	September 30, 2020			December 31, 2019
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$883,459	$(455,943)	$427,516	$884,788	$(415,427)	$469,361
Trade names	370,716	(151,655)	219,061	372,210	(139,141)	233,069
Backlog	177,294	(176,464)	830	177,599	(175,571)	2,028
Investigator/payer network	236,617	(203,866)	32,751	236,082	(185,478)	50,604
Technology/intellectual property	8,600	(4,022)	4,578	8,600	(3,319)	5,281
Know-how/processes	585,633	(500,208)	85,425	586,971	(455,223)	131,748
Total	$2,262,319	$(1,492,158)	$770,161	$2,266,250	$(1,374,159)	$892,091
Amortization expense was $39.5 million and $118.6 million for the three and nine months ended September 30, 2020, respectively, and $40.1 million and $121.1 million for the three and nine months ended September 30, 2019, respectively. Translation adjustments of approximately $2.6 million were recorded during the nine months ended September 30, 2020, resulting in a decrease to the carrying amount of the Company’s definite-lived intangible assets, net. The Company does not have any indefinite-lived intangible assets other than goodwill.

6.    Long-term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following as set forth on the dates below:

(dollars in thousands)	Maturity Date	Effective Rate	Stated Rate	September 30, 2020	December 31, 2019
Term Loan	August 2022	3.71%	3.50%	$3,072,112	$3,096,429
2025 Notes	June 2025	4.97%	4.63%	500,000	—
2028 Notes	June 2028	5.24%	5.00%	700,000	—
OpCo Notes(1)	—	6.61%	6.38%	—	1,125,000
Initial HoldCo Notes(1)	—	8.92%	7.63%	—	550,000
Additional HoldCo Notes(1)	—	8.90%	7.75%	—	900,000
Other debt(1)	—	1.13%	1.13%	—	5,707
Finance lease obligations	Various	Various	Various	26,635	28,726
				4,298,747	5,705,862
Unamortized debt discount				(4,822)	(13,956)
Unamortized debt issuance costs				(24,627)	(47,978)
Current portion of long-term debt and finance lease obligations				(36,120)	(35,794)
Long-term debt and finance lease obligations, less current portion				$4,233,178	$5,608,134
(1) Effective rate and stated rate are as of December 31, 2019 for the extinguished OpCo Notes, Initial HoldCo Notes, Additional HoldCo Notes and Other debt.
Revolving Credit Facility
The Company has a revolving credit facility (the “Revolving Credit Facility”) available for use under the credit agreement dated as of August 18, 2015, as amended (the “Credit Agreement”), with a total committed credit of $300.0 million. In March 2020, the Company borrowed $150.0 million from the Revolving Credit Facility as a precautionary measure in order to further strengthen the Company’s cash position and to preserve financial flexibility due to the uncertainty in the global markets as a result of the COVID-19 pandemic. In June 2020, the Company repaid the outstanding balance of the Revolving Credit Facility using cash on hand. From time to time, the Company is required to have letters of credit issued on its behalf to provide credit support for guarantees, contractual commitments and insurance policies. As of September 30, 2020 and December 31, 2019, the Company had letters of credit outstanding with an aggregate value of $1.6 million, which reduced available borrowings under the Revolving Credit Facility by such amount. As of September 30, 2020, the Company had available credit under the Revolving Credit Facility of $298.4 million. The Company did not have any borrowings outstanding under the Revolving Credit Facility as of September 30, 2020 and December 31, 2019.
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
The Company may redeem, at its option, some or all of the 2025 Notes prior to June 15, 2022, or the 2028 Notes prior to June 15, 2023, at a price equal to 100% of the principal amount of the 2025 Notes and 2028 Notes, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. Alternatively, within the same time frames, the Company may redeem up to 40% of the original principal amount of the 2025 Notes or the 2028 Notes, as applicable, with the proceeds of certain equity offerings at a redemption price of 104.625%, in the case of the 2025 Notes, and 105.000%, in the case of the 2028 Notes, of the principal amount of the 2025 Notes or the 2028 Notes, plus accrued and unpaid interest, if any, to the redemption date.

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
Other Debt
During the first nine months of 2020, the Company repaid its working capital loan with SNBL which was classified as “other debt.” See Note 12, “Related Party Transactions,” for additional details on the Company’s transactions with SNBL.
Debt Covenants and Default Provisions
Other than the customary covenants and default provisions related to the New Notes, there were no changes to the debt covenants or default provisions related to the Company’s outstanding debt under its Credit Agreement or other obligations during the first nine months of 2020. In June 2020, the Company repaid the outstanding balance of the Revolving Credit Facility and therefore ceased to be subject to the net secured leverage ratio test, as defined in the Credit Agreement. The Company was in compliance with all covenants for all long-term debt arrangements as of September 30, 2020 and December 31, 2019. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 10, “Long-term Debt and Finance Lease Obligations,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K.
Scheduled Maturities of Long-term Debt and Finance Lease Obligations
As of September 30, 2020, the scheduled maturities of long-term debt and settlement of finance lease obligations for the remainder of 2020, each of the next five years and thereafter were as follows (in thousands):

Year	Amount
2020 (remaining three months)	$8,969
2021	36,156
2022	3,035,578
2023	3,690
2024	3,530
2025	503,530
Thereafter	707,294
Total	$4,298,747
7.    Income Taxes
On March 27, 2020, the U.S. government passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. The CARES Act provides wide-ranging economic relief, including significant changes to U.S. business tax provisions. These changes include, in summary, (i) modifications to limitations on the deductibility of net operating losses, (ii) modifications to limitations on the deductibility of business interest, (iii) alternative minimum tax credit acceleration and (iv) the expensing of qualified improvement property. The most significant impact to the Company from the CARES Act relates to the modification to limitations on the deductibility of business interest and the expensing of qualified improvement property. The Company has accounted for the impact of the CARES Act on tax years prior to 2020 within the period ended March 31, 2020 and accounted for the impact on the current tax year in its annual effective tax rate and provision for income taxes for the three and nine months ended September 30, 2020. The Company is continuing to assess the income tax impact of the CARES Act and other legislative changes enacted and being considered by governments around the world in response to the COVID-19 pandemic.

The Company’s effective income tax rate was 50.0% and 33.5% for the three months ended September 30, 2020 and 2019, respectively, and 24.5% and 25.3% for the nine months ended September 30, 2020 and 2019, respectively. The Company’s provision for income taxes for the three months ended September 30, 2020 was primarily due to the estimated tax on the Company’s distribution of pre-tax income among domestic and foreign jurisdictions and the impacts of a tax rate change in the United Kingdom. The Company’s provision for income taxes for the nine months ended September 30, 2020 was primarily due to the estimated tax effect on the Company’s pre-tax income. The Company’s provision for income taxes for the three and nine months ended September 30, 2019 was primarily due to the estimated tax effect on the Company’s pre-tax income.
As of September 30, 2020 and December 31, 2019, the Company’s total unrecognized tax benefits were $21.4 million and $39.7 million, respectively. The decrease to the Company’s unrecognized tax benefits during the nine months ended September 30, 2020, was primarily the result of a $13.0 million release as a result of the application of the provisions of the CARES Act. Included in the balance of unrecognized tax benefits as of September 30, 2020 and December 31, 2019, were $14.6 million and $28.8 million, respectively, net of the federal benefit for state taxes, that if recognized, would reduce the Company’s effective tax rate. In addition, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an amount up to $6.4 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The significant jurisdictions with periods subject to examination are the 2017 through 2019 tax years for the United States and the 2017 through 2019 tax years for the United Kingdom. Various foreign and state income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination or inquiry will have a material impact on its results of operations, financial condition or cash flows.
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
The following table summarizes the material terms of the interest rate swaps outstanding as of September 30, 2020 (dollars in thousands):

Swap #	Terms	Notional Amount	Fixed Interest Rate	Maturity Date
1	Variable to fixed	$1,500,000	1.19%	March 31, 2025
2	Variable to fixed	1,500,000	1.22%	March 31, 2025
3	Variable to fixed	500,000	1.17%	March 31, 2025
4	Fixed to variable	500,000	0.52%	March 31, 2025

The Company did not designate the fixed to variable swap as a cash flow hedge for accounting purposes. Simultaneously upon entering into the fixed to variable swap, the Company discontinued cash flow hedge accounting on a variable to fixed swap with the same notional amount and began recording the change in fair value directly in earnings. The unrealized losses recorded in AOCL at the date of discontinuance will be reclassified into (i) interest expense, net, or (ii) other (expense) income, net, for any portion of the originally forecasted transactions deemed not probable to occur, through the original maturity date of the interest rate swap. Going forward, the Company expects the change in fair value of the two undesignated swaps to mostly offset in earnings as the swaps economically offset each other. During the three and nine months ended September 30, 2020, the Company recorded a gain of $0.4 million and a loss of $1.5 million, respectively, in other (expense) income, net, from the settlement and change in the fair value of the undesignated interest rate swaps. Current market conditions, including dislocation in the financial markets and volatility in interest rates due to the COVID-19 pandemic, may affect the performance of the Company’s hedging relationships for cash flow hedges, which could cause the hedges to no longer be effective.
The Company expects to reclassify current unrealized losses of $31.2 million within the next 12 months from AOCL to interest expense, net, on the condensed consolidated statements of operations as interest payments are made on the Term Loan.
The Company recognized the following amounts of pre-tax loss as a component of AOCL during the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Pre-Tax Loss Recognized in AOCL
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate swaps	$(4,364)	$—	$(142,709)	$—
The following table provides the location of the pre-tax (loss) gain reclassified from AOCL into the condensed consolidated statements of operations during the three and nine months ended September 30, 2020 and 2019:

		Pre-Tax (Loss) Gain Reclassified from AOCL into Statements of Operations
(in thousands)	Location of (Loss) Gain Reclassified from AOCL into Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Interest rate swaps	Interest expense, net	$(5,001)	$3,175	$(4,513)	$9,220
Interest rate swaps	Other (expense) income, net	(163)	—	(9,904)	—
The fair value of derivative instruments consisted of the following balances as set forth on the dates below:

		September 30, 2020		December 31, 2019
(in thousands)	Balance sheet location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$—	$31,591	$—	$—
Interest rate swaps	Other liabilities	—	83,523	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	1,810	—	—	—
Interest rate swaps	Other assets	2,636	—	—	—
Interest rate swaps	Other accrued expenses	—	5,088	—	—
Interest rate swaps	Other liabilities	—	13,479	—	—
		$4,446	$133,681	$—	$—

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

Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

As of September 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Investments	$2,179	$—	$250,427	$252,606
Derivative instruments	—	4,446	—	4,446
Total assets	$2,179	$4,446	$250,427	$257,052

Liabilities
Derivative instruments	$—	$133,681	$—	$133,681
Recapitalization investment portfolio liability	—	—	198,207	198,207
Total liabilities	$—	$133,681	$198,207	$331,888

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,895	$—	$248,453	$250,348
Total assets	$1,895	$—	$248,453	$250,348

Liabilities
Contingent consideration	$—	$—	$9,489	$9,489
Recapitalization investment portfolio liability	—	—	191,678	191,678
Total liabilities	$—	$—	$201,167	$201,167
Fair Value Investments
The following table summarizes the Company’s quantitative information about the fair value measurements of Auven Therapeutics Holdings, L.P. and venBio Global Strategic Fund, L.P. at the dates indicated (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements for September 30, 2020
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$241,203	Market evaluation/pricing models	Discount for lack of marketability	17.5% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%

	Quantitative Information About Level 3 Fair Value Measurements for December 31, 2019
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$243,067	Market evaluation/pricing models	Discount for lack of marketability	10.0% - 30.0%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%
See Note 7, “Investments,” of the Company’s audited consolidated financial statements included in the May 2020 Form 8-K for additional information on the Company’s investments.
Changes in fair value of the Company’s investments measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

(in thousands)	2020	2019
Balance as of January 1,	$248,453	$256,124
Recognized fair value gain (loss)	16,296	(14,757)
Cash distributions received	(19,704)	(190)
Capital contributions paid	5,382	2,792
Balance as of September 30,	$250,427	$243,969
Recapitalization Investment Portfolio Liability
Changes in fair value of the recapitalization investment portfolio liability measured on a recurring basis using significant unobservable inputs (Level 3) were as follows:

(in thousands)	2020	2019
Balance as of January 1,	$191,678	$198,524
Recapitalization investment portfolio consideration change in value	6,529	(16,830)
Balance as of September 30,	$198,207	$181,694
The recapitalization investment portfolio liability balance includes a current liability of $14.9 million which is recorded as part of other accrued expenses on the accompanying condensed consolidated balance sheets.
Contingent Consideration
During the third quarter of 2020, the Company paid the contingent consideration liability of $9.5 million due to the seller in connection with its 2019 acquisition of Medimix. See Note 4, “Business Combinations,” for additional information on the Medimix acquisition.

Fair Value of Financial Instruments
The Company estimated the fair value of its financial instruments using available market information. The estimate of fair value has been determined based on the fair value hierarchy for U.S. GAAP. The following table presents information about the carrying value and estimated fair value of the Company’s financial instruments on the dates set forth below:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$803,090	$803,090	$345,187	$345,187
Liabilities:
Term Loan	3,072,112	3,067,503	3,096,429	3,111,911
2025 Notes	500,000	516,240	—	—
2028 Notes	700,000	730,422	—	—
OpCo Notes	—	—	1,125,000	1,164,566
Initial HoldCo Notes	—	—	550,000	559,873
Additional HoldCo Notes	—	—	900,000	915,120
Other debt	—	—	5,707	5,707
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
Other Debt - The carrying amount of the previously outstanding other debt approximated fair value due to the nature of the obligation.
11.    Accumulated Other Comprehensive Loss
The balances of AOCL, net of tax, were as follows for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(359,246)	$(88,929)	$(776)	$(448,951)
OCI or (OCL) before reclassifications	45,602	(3,073)	—	42,529
Amounts reclassified from AOCL	—	3,576	138	3,714
Net OCI	45,602	503	138	46,243
Balance as of September 30, 2020	$(313,644)	$(88,426)	$(638)	$(402,708)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(306,452)	$8,566	$(1,018)	$(298,904)
OCL before reclassifications	(7,192)	(107,546)	(22)	(114,760)
Amounts reclassified from AOCI or AOCL	—	10,554	402	10,956
Net (OCL) or OCI	(7,192)	(96,992)	380	(103,804)
Balance as of September 30, 2020	$(313,644)	$(88,426)	$(638)	$(402,708)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of June 30, 2019	$(321,547)	$13,351	$566	$(307,630)
OCL before reclassifications	(49,415)	—	—	(49,415)
Amounts reclassified from AOCI	—	(2,419)	120	(2,299)
Net (OCL) or OCI	(49,415)	(2,419)	120	(51,714)
Balance as of September 30, 2019	$(370,962)	$10,932	$686	$(359,344)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(331,276)	$18,089	$296	$(312,891)
(OCL) or OCI before reclassifications	(39,686)	—	26	(39,660)
Amounts reclassified from AOCI	—	(7,157)	364	(6,793)
Net (OCL) or OCI	(39,686)	(7,157)	390	(46,453)
Balance as of September 30, 2019	$(370,962)	$10,932	$686	$(359,344)
The following table presents the significant reclassifications to the condensed consolidated statements of operations out of AOCL or AOCI and the line item affected on the condensed consolidated statements of operations for the respective periods:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCL or AOCI Components	2020	2019	2020	2019	Affected line item in statements of operations
(Losses) gains on derivative instruments:
Interest rate swaps	$(5,001)	$3,175	$(4,513)	$9,220	Interest expense, net
Interest rate swaps	(163)	—	(9,904)	—	Other (expense) income, net
Income tax benefit (expense)	1,588	(756)	3,863	(2,063)	Provision for income taxes
Total net of income tax	$(3,576)	$2,419	$(10,554)	$7,157

Defined benefit plan:
Amortization of actuarial loss	$(166)	$(146)	$(487)	$(452)	Other (expense) income, net
Income tax benefit	28	26	85	88	Provision for income taxes
Total net of income tax	$(138)	$(120)	$(402)	$(364)

12.    Related Party Transactions
Majority Sponsor Transactions
The Company was party to consulting services agreements with affiliates of The Carlyle Group Inc. (“Carlyle”) and affiliates of Hellman & Friedman LLC (“H&F” and, together with Carlyle, the “Majority Sponsors”) under which the Company paid the Majority Sponsors a fee for consulting services provided to the Company as well as reimbursements for out-of-pocket expenses incurred in conjunction with such services. The consulting services agreements terminated pursuant to their terms upon completion of the Company’s IPO on February 10, 2020. The Company incurred consulting and out-of-pocket expenses for services rendered under the consulting agreement of $0.9 million for the three months ended September 30, 2019, and $0.4 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively. These expenses are recorded as a component of SG&A expenses on the condensed consolidated statements of operations.
Affiliates of one of the Majority Sponsors had investments in the Term Loan totaling $12.7 million and $78.0 million, respectively, as of September 30, 2020 and December 31, 2019. The amounts paid to the relevant affiliates for the Term Loan for the respective periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest paid	$114	$1,002	$1,511	$3,023
Principal paid	33	210	408	633
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
For the three months ended September 30, 2020 and 2019, the Company incurred expenses for services rendered under the services agreement of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred expenses under the services agreement of $0.8 million and $0.9 million, respectively. The expenses are recorded as a component of SG&A expenses on the condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the Company owed SNBL $0.3 million for services rendered under the services agreement. Additionally, as of December 31, 2019, PPD-SNBL owed SNBL $5.7 million related to a working capital loan. During the first nine months of 2020, the Company repaid the balance of this working capital loan. This loan was previously classified as long-term debt on the condensed consolidated balance sheets and as “other debt” in Note 6, “Long-term Debt and Finance Lease Obligations.”

13.    Earnings Per Share
The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$9,102	$16,582	$58,093	$34,461
Net income attributable to noncontrolling interest	(1,587)	(1,161)	(4,499)	(3,390)
Recapitalization investment portfolio consideration	44,468	11,231	(6,529)	16,830
Net income attributable to common stockholders of PPD, Inc.	$51,983	$26,652	$47,065	$47,901
Denominator:
Basic weighted-average common shares outstanding	348,672	279,425	338,277	279,235
Effect of dilutive stock options and restricted stock units	6,158	1,768	4,882	820
Diluted weighted-average common shares outstanding	354,830	281,193	343,159	280,055
Earnings per share:
Basic	$0.15	$0.10	$0.14	$0.17
Diluted	$0.15	$0.09	$0.14	$0.17
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
The number of potential common shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted EPS, weighted for the portion of the period they were outstanding, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Anti-dilutive equity awards	320	311	469	537
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
Information on reportable segment revenue and segment operating income, including a reconciliation of segment operating income to consolidated income from operations, for the respective periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Segment revenue:
Clinical Development Services	$1,008,639	$846,068	$2,694,775	$2,488,773
Laboratory Services	225,163	177,796	622,407	495,360
Total segment revenue	1,233,802	1,023,864	3,317,182	2,984,133
Segment direct costs:
Clinical Development Services	330,281	287,538	922,737	871,753
Laboratory Services	102,355	79,445	279,154	227,171
Total segment direct costs	432,636	366,983	1,201,891	1,098,924
Segment reimbursed costs:
Clinical Development Services	309,117	220,873	730,872	633,466
Laboratory Services	26,749	20,931	79,651	55,230
Total segment reimbursed costs	335,866	241,804	810,523	688,696
Segment SG&A expenses:
Clinical Development Services	137,984	130,576	415,334	391,551
Laboratory Services	23,283	19,648	66,929	58,551
Total segment SG&A expenses	161,267	150,224	482,263	450,102
Segment operating income:
Clinical Development Services	231,257	207,081	625,832	592,003
Laboratory Services	72,776	57,772	196,673	154,408
Total segment operating income	304,033	264,853	822,505	746,411

Operating costs and expenses not allocated to segments:
Direct costs	786	2,493	20,809	13,257
SG&A expenses	88,053	76,772	252,449	231,329
Depreciation and amortization	71,317	66,889	206,395	197,896
Long-lived asset impairment	1,414	—	1,414	—
Income from operations	$142,463	$118,699	$341,438	$303,929

15.    Entity-wide Information by Geographic Location
The table below presents certain entity-wide information about the Company’s operations by geographic location. The Company allocates revenues to geographic locations based on where the services are performed. Revenues by geographic location are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue:
North America	$737,234	$541,841	$1,869,533	$1,568,767
Latin America	39,589	35,184	130,210	113,777
Europe, Middle East and Africa	331,996	334,924	965,606	992,095
Asia-Pacific	124,983	111,915	351,833	309,494
Revenue	$1,233,802	$1,023,864	$3,317,182	$2,984,133
16.    Other (Expense) Income, Net
The components of other (expense) income, net, for the respective periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Other (expense) income, net:
Foreign currency (losses) gains, net	$(17,509)	$10,700	$(3,055)	$(1,435)
Interest rate swap gains (losses)	209	—	(11,398)	—
Other income	365	684	954	2,584
Other expense	(218)	(2,227)	(598)	(4,307)
Total other (expense) income, net	$(17,153)	$9,157	$(14,097)	$(3,158)

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
Initial Public Offering
On February 6, 2020, our common stock began trading on The Nasdaq Global Select Market under the symbol “PPD”. On February 10, 2020, we completed our initial public offering (“IPO”) of our common stock at a price to the public of $27.00 per share. We issued and sold 69.0 million shares of common stock in the IPO, including 9.0 million shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. We raised net proceeds of $1,773.0 million through the IPO, after deducting underwriting discounts and other offering expenses totaling $90.0 million.
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

Secondary Public Offering
In September 2020, we completed an underwritten secondary public offering of 43.7 million shares of common stock, including 5.7 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, sold primarily by our private equity sponsors (the “Selling Stockholders”). We did not offer any common stock in this transaction and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. We incurred costs of $1.9 million in relation to the secondary public offering for the three and nine months ended September 30, 2020.
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic that has resulted in travel and business disruption and volatile conditions in the capital and credit markets and overall economy. Globally, governments have implemented travel bans, stay at home or total lock-down mandates and other social distancing measures to combat the spread of COVID-19. In response to the global pandemic, we have created a pandemic response committee of company leaders, including our chief medical officer, to help manage our response to the pandemic focused on (i) the health and safety of our employees and patients and (ii) business continuity, preserving the integrity of the work we do for our customers, including support for vaccines and anti-viral therapies for COVID-19. To implement social distancing measures and maximize work productivity, we have enacted several measures, including limiting personnel in our facilities, with remote-capable employees throughout our company working remotely, and introduced COVID-19 testing for employees in critical patient facing roles. We have also significantly limited domestic and international travel of our employees.
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
Beginning in the second quarter of 2020, as travel restrictions were lifted and phased reopenings began in jurisdictions in which we operate, we reopened a limited number of our offices and also allowed business-critical travel to occur, including employee visits to hospitals and other clinical research sites, as well as the activation of new sites. We also began a phased reopening of all of our Phase I clinics, with such phased reopenings resulting in reduced domiciling of patients for clinical trials as compared to pre-pandemic levels. Due to safety measures we implemented shortly following the onset of the COVID-19 pandemic, our laboratory facilities have continued to operate at near full capacity during the pandemic. While we saw improvements over the course of the second and third quarters of 2020 in relation to fewer customers delaying new or ongoing studies, steady improvements in site-based activities and the return of pre-pandemic testing volumes at our central labs, these delays have impacted and will continue to impact the timing and extent to which backlog has and will convert to revenue.
In response to the COVID-19 pandemic, we have taken measures to mitigate the impact of the aforementioned factors across both of our segments. Such mitigation activities include, but are not limited to, (i) winning new awards for services to help our customers treat or combat the spread of COVID-19 with anti-viral therapies and vaccines, which includes more than 125 COVID-19 related awards as of September 30, 2020 across both of our segments, (ii) the continued adoption of digital and virtual strategies and (iii) cost reduction strategies, including reducing travel and related expenses, limiting increases in employee headcount in certain non-billable areas, voluntary and limited temporary involuntary employee furloughs and reduced working hours. We may also implement other cost mitigation or reduction measures in the future depending on the progression of the COVID-19 pandemic and the resulting impacts to our business.
We do not yet know nor can we predict the full extent of the impact the COVID-19 pandemic will have on our business, financial condition, results of operations or the global economy as a whole, as the ultimate impact of the pandemic is highly uncertain and subject to change. While the COVID-19 pandemic has impacted our business and results of operations, we have been able to partially offset the financial impact due to the mitigation activities discussed above. However, the operational and financial impacts from COVID-19 could significantly increase in the future due to the magnitude, continued duration, geographic reach, ongoing impact on the global economy and capital and credit markets, and current travel and other restrictions relating to the pandemic. In addition, we might not be able to mitigate future impacts as we have done to date.

Furthermore, federal, state and local governments have implemented, and may implement in the future, economic and other stimulus measures to support individuals and businesses impacted by the COVID-19 pandemic, and while we have utilized such measures where applicable, there can be no assurance that such measures will benefit us or otherwise offset any or all of the financial impacts from the COVID-19 pandemic. To date, such measures have not been material to our results of operations.
If the pandemic continues for an extended period or worsens, such as a second global wave, governments’ actions to contain the spread of COVID-19 are ineffective and/or there is a significant delay in the development or distribution of an effective vaccine, these factors could result in a material negative impact on our business, growth, reputation, prospects, financial condition, results of operations (including components of our financial results), cash flows and liquidity. Such impacts could include, but are not limited to, additional customer delays or cancellations of awarded services, reductions in R&D drug development pipelines which could result in lower growth to our industry, additional costs related to restructuring activities, non-cash impairments of goodwill and other long-lived assets, decreases in the value of our investments, loss of hedge accounting and restrictions on our ability to obtain additional financing, if needed, or refinancing of our senior secured credit facilities.
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
We assess our revenue based on our primary business segments, Clinical Development Services and Laboratory Services. Our Clinical Development Services segment represented 81.8% and 82.6% of revenue for the three months ended September 30, 2020 and 2019, respectively, and 81.2% and 83.4% of revenue for the nine months ended September 30, 2020 and 2019, respectively, with the remainder generated from our Laboratory Services segment.
We have a diverse customer mix, with no one customer accounting for more than 10% of our revenue for the three and nine months ended September 30, 2020 and 2019. Our top 10 customers accounted for approximately 55.6% and 46.0% of our revenue for the three months ended September 30, 2020 and 2019, respectively, and 52.3% and 45.2% for the nine months ended September 30, 2020 and 2019, respectively. Based on the diversity of our customer base, we do not believe we have significant customer concentration risk. We do not have any significant product revenues.
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
How We Assess the Performance of Our Business
We manage and assess our business based on segment performance and allocate resources utilizing segment revenues and segment operating income. We also assess the performance of our reported consolidated business using a number of metrics including backlog and net authorizations. Historically, we have assessed backlog and net authorizations on a basis which excluded indirect revenues and the impact of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) on direct revenue (“Historical Basis”). Starting in the first quarter of 2020, we also began to assess backlog and net authorizations on an ASC 606 total direct and indirect revenue basis (“ASC 606 Basis”). Our discussion of backlog and net authorizations below is applicable to both of the aforementioned backlog and net authorization metrics.
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
Net Authorizations and Backlog
The following table provides selected information related to our backlog and net authorizations as of and for the three months ended September 30:

	Historical Basis		ASC 606 Basis
(dollars in millions)	2020	2019	2020	2019
Net authorizations	$1,200.3	$900.2	$1,764.5	$1,158.7
Backlog	7,890.4	6,805.7	11,720.1	9,896.6
Backlog conversion	11.8%	11.8%	11.0%	10.5%
Net book-to-bill	1.35x	1.14x	1.43x	1.13x
The increase in net authorizations and backlog in 2020 for the metrics above as compared to the same period in the prior year was primarily due to a higher number of, and win rate on, competitive decisions (which represents the total dollar amount of new business on which we bid), new business awards related to the COVID-19 pandemic and favorable net foreign currency fluctuations, partially offset by higher cancellations.
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

Results of Operations
We have included the results of operations of acquired companies in our condensed consolidated results of operations from the date of their respective acquisitions, which impacts the comparability of our results of operations when comparing results for the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019. We have noted in the discussion below, to the extent meaningful and quantifiable, the impact on the comparability of our condensed consolidated results of operations to prior year results due to the inclusion of acquired companies when comparing the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019.
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
Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
Consolidated Results of Operations

Revenue	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Revenue	$1,233,802	$1,023,864	$209,938	20.5%
Revenue increased $209.9 million, or 20.5%, to $1,233.8 million for the three months ended September 30, 2020 as compared to the same period in 2019. Revenue increased (i) 19.4% from organic volume growth across our business due to higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2020, including awards and associated revenue for COVID-19 work, (ii) 0.4% from inorganic growth due to our acquisition of Synarc and (iii) 0.7% from the favorable impact from foreign currency exchange rates.

Direct Costs	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Direct costs, exclusive of depreciation and amortization	$433,422	$369,476	$63,946	17.3%
% of revenue	35.1%	36.1%
Direct costs increased $63.9 million to $433.4 million for the three months ended September 30, 2020 as compared to the same period in 2019. The increase in direct costs was primarily due to (i) a $54.4 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases, (ii) a $9.0 million increase in laboratory supply costs from the growth in revenue, (iii) a $4.3 million increase from the acquisition of Synarc and (iv) a 0.3% increase from the unfavorable impact from foreign currency exchange rates. The increase in direct costs was partially offset by a reduction in certain project delivery costs. As a percentage of revenue, direct costs decreased to 35.1% for the three months ended September 30, 2020 as compared to 36.1% in the same period in 2019 primarily due to the factors identified above.

Reimbursed Costs	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Reimbursed costs	$335,866	$241,804	$94,062	38.9%
% of revenue	27.2%	23.6%

Reimbursed costs increased $94.1 million to $335.9 million for the three months ended September 30, 2020 as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs and a 1.5% increase from the unfavorable impact of foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which will vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. As a percentage of revenue, reimbursed costs increased to 27.2% for the three months ended September 30, 2020 as compared to 23.6% in the same period in 2019 primarily due to the factors identified above.

Selling, General and Administrative Expenses	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Selling, general and administrative expenses	$249,320	$226,996	$22,324	9.8%
% of revenue	20.2%	22.2%
SG&A expenses increased $22.3 million to $249.3 million for the three months ended September 30, 2020 as compared to the same period in 2019. The increase in SG&A expenses was primarily due to (i) a $19.7 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases, (ii) a $2.1 million increase from the acquisition of Synarc and (iii) a 0.4% increase from the unfavorable impact from foreign currency exchange rates. The increase in SG&A expenses was partially offset by lower travel and associated expenses as a result of COVID-19 related cost reduction measures. As a percentage of revenue, SG&A expenses decreased to 20.2% for the three months ended September 30, 2020 as compared to 22.2% in the same period in 2019 primarily due to the factors identified above as well as our efforts to effectively leverage our SG&A function.

Interest Expense, Net	Three Months Ended September 30,
(in thousands)	2020	2019
Interest expense, net	$49,882	$85,754
Interest expense, net, was $49.9 million for the three months ended September 30, 2020 as compared to $85.8 million in the same period in 2019. The decrease in interest expense was primarily related to the redemption of our HoldCo Notes, the lower interest rate on our New Notes as compared to the redeemed OpCo Notes and a decrease in the interest rate on our term loan under our senior secured credit facilities, partially offset by the impact from unfavorable interest rate swaps.

Loss on Investments	Three Months Ended September 30,
(in thousands)	2020	2019
Loss on investments	$(53,100)	$(15,106)
Loss on investments was $53.1 million for the three months ended September 30, 2020 as compared to a loss of $15.1 million in the same period in 2019. The losses for both periods were primarily a result of changes in the fair values of the net asset values of our investments, partially offset by changes to the discounts on certain investments during the current year and prior year. The decrease in net asset value for the three months ended September 30, 2020 reflects primarily a decrease in the trading stock price of one of the underlying investments of a limited partnership during the quarter.
The gains or losses from our investments will likely continue to fluctuate from period to period primarily based on the changes in fair value of the underlying investments of the limited partnerships, including the volatility of trading stock prices of any underlying publicly traded investments within the partnerships, and changes in the discounts applied to such investments for our lack of control and lack of marketability, where applicable.

Other (Expense) Income, Net	Three Months Ended September 30,
(in thousands)	2020	2019
Other (expense) income, net	$(17,153)	$9,157

Other expense, net, was $17.2 million for the three months ended September 30, 2020 as compared to other income, net, of $9.2 million in the same period in 2019. Foreign exchange rate movement resulted in transaction and re-measurement losses of $17.5 million for the three months ended September 30, 2020 and transaction and re-measurement gains of $10.7 million in the same period in 2019.

Provision for Income Taxes	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Provision for income taxes	$11,169	$9,044
Effective income tax rate	50.0%	33.5%
Our provision for income taxes was $11.2 million, resulting in an effective income tax rate of 50.0%, for the three months ended September 30, 2020 as compared to a provision of $9.0 million, or an effective income tax rate of 33.5%, in the same period in 2019. Our provision for income taxes for the three months ended September 30, 2020 was primarily due to the estimated tax on our distribution of pre-tax income among our domestic and foreign jurisdictions and the impacts of a tax rate change in the United Kingdom. Our provision for income taxes for the three months ended September 30, 2019 was primarily due to the estimated tax effect on our pre-tax income.
Segment Results of Operations
Clinical Development Services and Laboratory Services segment revenue, segment direct costs, segment reimbursed costs, segment SG&A expenses and segment operating income for the three months ended September 30, 2020 and 2019 are detailed below.
Clinical Development Services

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Segment revenue	$1,008,639	$846,068	$162,571	19.2%
Segment direct costs	330,281	287,538	42,743	14.9
Segment reimbursed costs	309,117	220,873	88,244	40.0
Segment SG&A expenses	137,984	130,576	7,408	5.7
Segment operating income	$231,257	$207,081	$24,176	11.7
Segment Revenue
Clinical Development Services’ revenue was $1,008.6 million for the three months ended September 30, 2020, an increase of $162.6 million as compared to the same period in 2019. Revenue increased (i) 18.0% from organic volume primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2020, including awards and associated revenue for COVID-19 work, (ii) 0.7% from the favorable impact from foreign currency exchange rates and (iii) 0.5% from inorganic growth due to the acquisition of Synarc. The higher opening backlog was primarily due to increased net authorizations for our Phase II-IV clinical trial management services in 2020 as compared to 2019.
Segment Direct Costs
Clinical Development Services’ direct costs were $330.3 million for the three months ended September 30, 2020, an increase of $42.7 million as compared to the same period in 2019. The increase in direct costs was primarily due to (i) a $42.9 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases, (ii) a $4.3 million increase from the acquisition of Synarc and (iii) a 0.2% increase from the unfavorable impact from foreign currency exchange rates. The increase in direct costs was partially offset by a reduction in certain project delivery costs.

Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $309.1 million for the three months ended September 30, 2020, an increase of $88.2 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs and a 1.5% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which will vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors.
Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $138.0 million for the three months ended September 30, 2020, an increase of $7.4 million as compared to the same period in 2019. The increase in SG&A expenses was primarily due to (i) compensation increases, (ii) the impact of the acquisition of Synarc and (iii) a 0.5% increase from the unfavorable impact from foreign currency exchange rates. The increase in SG&A expenses was partially offset by lower travel and associated expenses as a result of COVID-19 related cost reduction measures.
Laboratory Services

	Three Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Segment revenue	$225,163	$177,796	$47,367	26.6%
Segment direct costs	102,355	79,445	22,910	28.8
Segment reimbursed costs	26,749	20,931	5,818	27.8
Segment SG&A expenses	23,283	19,648	3,635	18.5
Segment operating income	$72,776	$57,772	$15,004	26.0
Segment Revenue
Laboratory Services’ revenue was $225.2 million for the three months ended September 30, 2020, an increase of $47.4 million as compared to the same period in 2019. Revenue increased from organic volume growth across the majority of our laboratory services in part due to higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2020, including awards and associated revenue for COVID-19 work. The higher opening backlog was primarily due to increased net authorizations across all of our lab businesses in 2020 as compared to 2019.
Segment Direct Costs
Laboratory Services’ direct costs were $102.4 million for the three months ended September 30, 2020, an increase of $22.9 million as compared to the same period in 2019. The increase in direct costs was primarily due to (i) a $13.4 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and (ii) a $9.0 million increase in laboratory supply costs associated with the growth in revenue.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $26.7 million for the three months ended September 30, 2020, an increase of $5.8 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue, as well as higher shipping costs and the general timing of costs incurred across our portfolio of work.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $23.3 million for the three months ended September 30, 2020, an increase of $3.6 million as compared to the same period in 2019. The increase in SG&A expenses was primarily due to a $3.6 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019
Consolidated Results of Operations

Revenue	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Revenue	$3,317,182	$2,984,133	$333,049	11.2%
Revenue increased $333.0 million, or 11.2%, to $3,317.2 million for the nine months ended September 30, 2020 as compared to the same period in 2019. Revenue increased 10.3% from organic volume growth across our business due to higher opening backlog at the beginning of the year as compared to the prior year and overall growth in new business awards during 2020, including awards and associated revenue for COVID-19 work. Additionally, revenue increased 1.0% from inorganic growth primarily due to our acquisitions of Synarc and Medimix (the “2019 Acquisitions”).

Direct Costs	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Direct costs, exclusive of depreciation and amortization	$1,222,700	$1,112,181	$110,519	9.9%
% of revenue	36.9%	37.3%
Direct costs increased $110.5 million to $1,222.7 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in direct costs was due to (i) a $98.1 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases, (ii) an $8.5 million increase in compensation costs related to the acceleration of remaining expenses under the terminated cash-based long-term incentive plan (“LTIP”), (iii) a $21.5 million increase from the impact of the 2019 Acquisitions and (iv) a $17.9 million increase in laboratory supply costs from the growth in revenue. The increase in direct costs was partially offset by (i) a decrease in certain project delivery costs, including media-related costs for patient recruitment services, (ii) the impacts of limited voluntary and involuntary temporary furloughs of certain employees as a result of COVID-19 related cost reduction measures and (iii) a 0.8% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, direct costs decreased to 36.9% for the nine months ended September 30, 2020 as compared to 37.3% in the same period in 2019 primarily due to the factors identified above.

Reimbursed Costs	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Reimbursed costs	$810,523	$688,696	$121,827	17.7%
% of revenue	24.4%	23.1%
Reimbursed costs increased $121.8 million to $810.5 million for the nine months ended September 30, 2020 as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which will vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. The increase in reimbursed costs was partially offset by a 0.4% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, reimbursed costs increased to 24.4% for the nine months ended September 30, 2020 as compared to 23.1% in the same period in 2019 primarily due to the factors identified above.

Selling, General and Administrative Expenses	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Selling, general and administrative expenses	$734,712	$681,431	$53,281	7.8%
% of revenue	22.1%	22.8%

SG&A expenses increased $53.3 million to $734.7 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in SG&A expenses was primarily due to (i) a $51.0 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases, (ii) a $10.5 million increase from the impact of the 2019 Acquisitions, (iii) an $8.1 million increase in technology costs related to software licensing and cloud services and (iv) a $3.0 million increase in compensation costs related to the acceleration of remaining expense under the terminated cash-based LTIP. The increase in SG&A expenses was partially offset by lower travel and associated expenses as a result of COVID-19 related cost reduction measures and a 0.6% decrease from the favorable impact from foreign currency exchange rates. As a percentage of revenue, SG&A expenses decreased to 22.1% for the nine months ended September 30, 2020 as compared to 22.8% in the same period in 2019 primarily due to the factors identified above as well as our efforts to effectively leverage our SG&A function.

Interest Expense, Net	Nine Months Ended September 30,
(in thousands)	2020	2019
Interest expense, net	$165,995	$229,147
Interest expense, net, was $166.0 million for the nine months ended September 30, 2020 as compared to $229.1 million in the same period in 2019. The decrease in interest expense was primarily related to the redemption of our HoldCo Notes, the lower interest rate on our New Notes as compared to the redeemed OpCo Notes and a decrease in the interest rate on our term loan under our senior secured credit facilities, partially offset by the impact from unfavorable interest rate swaps.

Loss on Extinguishment of Debt	Nine Months Ended September 30,
(in thousands)	2020	2019
Loss on extinguishment of debt	$(93,534)	$—
Loss on extinguishment of debt was $93.5 million for the nine months ended September 30, 2020. The loss resulted from the early extinguishment of our HoldCo and OpCo Notes and consisted of redemption premiums of $50.4 million and the write off of our unamortized debt discount and deferred debt issuance costs of $43.1 million. There was no loss on extinguishment of debt for the nine months ended September 30, 2019.

Gain (Loss) on Investments	Nine Months Ended September 30,
(in thousands)	2020	2019
Gain (loss) on investments	$16,649	$(22,716)
Gain on investments was $16.6 million for the nine months ended September 30, 2020 as compared to a loss of $22.7 million in the same period in 2019. The gain and loss for the current year and prior year, respectively, was primarily a result of changes in the fair values of the net asset values of our investments, partially offset by changes to the discounts on certain investments for the current year and prior year.
The gains or losses from our investments will likely continue to fluctuate from period to period primarily based on the changes in fair value of the underlying investments of the limited partnerships, including the volatility of stock prices of any underlying publicly traded investments within the partnerships, and changes in the discounts applied to such investments for our lack of control and lack of marketability, where applicable.

Other Expense, Net	Nine Months Ended September 30,
(in thousands)	2020	2019
Other expense, net	$(14,097)	$(3,158)
Other expense, net, was $14.1 million for the nine months ended September 30, 2020 as compared to other expense, net, of $3.2 million in the same period in 2019. Foreign exchange rate movement resulted in transaction and re-measurement losses of $3.1 million for the nine months ended September 30, 2020 and transaction and re-measurement losses of $1.4 million in the same period in 2019. Undesignated interest rate swap activity resulted in losses of $11.4 million for the nine months ended September 30, 2020 and no losses or gains for the nine months ended September 30, 2019.

Provision for Income Taxes	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Provision for income taxes	$20,682	$12,387
Effective income tax rate	24.5%	25.3%
Our provision for income taxes was $20.7 million, resulting in an effective income tax rate of 24.5%, for the nine months ended September 30, 2020 as compared to a provision of $12.4 million, or an effective income tax rate of 25.3%, in the same period in 2019. Our provision for income taxes for the nine months ended September 30, 2020 was primarily due to the estimated tax effect on our pre-tax income. Our provision for income taxes for the nine months ended September 30, 2019 was primarily due to the estimated tax effect on our pre-tax income.
Segment Results of Operations
Clinical Development Services and Laboratory Services segment revenue, segment direct costs, segment reimbursed costs, segment SG&A expenses and segment operating income for the nine months ended September 30, 2020 and 2019 are detailed below.
Clinical Development Services

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Segment revenue	$2,694,775	$2,488,773	$206,002	8.3%
Segment direct costs	922,737	871,753	50,984	5.8
Segment reimbursed costs	730,872	633,466	97,406	15.4
Segment SG&A expenses	415,334	391,551	23,783	6.1
Segment operating income	$625,832	$592,003	$33,829	5.7
Segment Revenue
Clinical Development Services’ revenue was $2,694.8 million for the nine months ended September 30, 2020, an increase of $206.0 million as compared to the same period in 2019. Revenue increased 7.3% from organic volume growth primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the year as compared to the prior year and overall growth in new business awards during 2020, including awards and associated revenue for COVID-19 work and 1.2% from inorganic growth due to the 2019 Acquisitions. The increase in revenue was partially offset by a 0.2% decrease from the unfavorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations for our Phase II-IV clinical trial management services in 2019.
Segment Direct Costs
Clinical Development Services’ direct costs were $922.7 million for the nine months ended September 30, 2020, an increase of $51.0 million as compared to the same period in 2019. The increase in direct costs was primarily due to a $59.1 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and a $21.5 million increase from the impact of the 2019 Acquisitions. The increase in direct costs was partially offset by (i) a decrease in certain project delivery costs, including media-related costs for patient recruitment services, (ii) the impacts of limited voluntary and involuntary temporary furloughs of certain employees as a result of COVID-19 related cost reduction measures and (iii) a 1.0% decrease from the favorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $730.9 million for the nine months ended September 30, 2020, an increase of $97.4 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which will vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. The increase in reimbursed costs was partially offset by a 0.4% decrease from the favorable impact from foreign currency exchange rates.

Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $415.3 million for the nine months ended September 30, 2020, an increase of $23.8 million as compared to the same period in 2019. The increase in SG&A expenses was primarily due to a $25.0 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and a $10.5 million increase from the impact of the 2019 Acquisitions. The increase in SG&A expenses was partially offset by lower travel and associated expenses as a result of COVID-19 related cost reduction measures and a 0.8% decrease from the favorable impact from foreign currency exchange rates.
Laboratory Services

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	Change
Segment revenue	$622,407	$495,360	$127,047	25.6%
Segment direct costs	279,154	227,171	51,983	22.9
Segment reimbursed costs	79,651	55,230	24,421	44.2
Segment SG&A expenses	66,929	58,551	8,378	14.3
Segment operating income	$196,673	$154,408	$42,265	27.4
Segment Revenue
Laboratory Services’ revenue was $622.4 million for the nine months ended September 30, 2020, an increase of $127.0 million as compared to the same period in 2019. Revenue increased from organic volume growth across all our laboratory services in part due to higher opening backlog at the beginning of the year as compared to the prior year and overall growth in new business awards during 2020, including awards and associated revenue for COVID-19 work. The higher opening backlog was primarily due to increased net authorizations across all of our labs businesses in 2019.
Segment Direct Costs
Laboratory Services’ direct costs were $279.2 million for the nine months ended September 30, 2020, an increase of $52.0 million as compared to the same period in 2019. The increase in direct costs was primarily due to a $32.8 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases and a $17.9 million increase in laboratory supply costs associated with the growth in revenue.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $79.7 million for the nine months ended September 30, 2020, an increase of $24.4 million as compared to the same period in 2019. Reimbursed costs increased primarily due to the increase in revenue, as well as higher shipping costs and the general timing of costs incurred across our portfolio of work.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $66.9 million for the nine months ended September 30, 2020, an increase of $8.4 million as compared to the same period in 2019. The increase in SG&A expenses was primarily due to a $9.2 million increase from growth in employee headcount to support current growth in revenue as well as compensation increases.

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
The following table presents key measures of our liquidity on the dates set forth below:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash held in the United States	$523,257	$135,917
Cash held in foreign locations	279,833	209,270
Total	$803,090	$345,187

Revolving Credit Facility availability (net of letters of credit)	$298,370	$298,370
As a result of our recapitalization in 2017, we incurred certain future obligations associated with potential additional recapitalization consideration. We do not expect the payment of the recapitalization investment portfolio liability to impact our future liquidity or capital resources as the right for the pre-closing holders to receive any such payment depends upon receipt of future cash proceeds from the applicable portion of the investment portfolio. We have classified in long-term liabilities the portion of the investment portfolio we estimate to be payable beyond the next 12 months, net of taxes and other expenses, to the pre-closing holders. Future payments will be required to be made, if and when, cash proceeds are received and are payable under the recapitalization transaction merger agreement. During the three and nine months ended September 30, 2020 and 2019, we did not make any cash distributions related to the recapitalization investment portfolio liability. The Company expects to make a cash distribution related to the recapitalization investment portfolio liability of approximately $14.9 million during the fourth quarter of 2020. The expected cash distribution has been recorded as a component of other accrued expenses on the condensed consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q. See Note 2, “Recapitalization Transaction,” of our audited consolidated financial statements included in our May 2020 Form 8-K for additional information.
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
Indebtedness
On June 5, 2020, Jaguar Holding Company II and PPD Development, L.P. (collectively, the “Issuers”), issued in a private placement the 2025 Notes and 2028 Notes. The 2025 Notes mature on June 15, 2025, and the 2028 Notes mature on June 15, 2028. Interest on the New Notes is payable semi-annually on June 15 and December 15 of each year. The Issuers can redeem the New Notes, at their option, in whole at any time or in part from time to time, upon notice, at the various redemption prices (expressed as a percentage of principal amount) or a “make-whole” premium, plus accrued and unpaid interest, if any, to the redemption date. The New Notes do not have registration rights. See Note 6, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the New Notes.
As of September 30, 2020 and December 31, 2019, we had total long-term debt and finance lease obligations outstanding of approximately $4,298.7 million and $5,705.9 million, respectively. Other than the customary covenants and default provisions related to the issuance of the New Notes, there were no changes to the debt covenants or default provisions related to our outstanding debt under the credit agreement governing our senior secured credit facilities (the “Credit Agreement”) or other obligations during the first nine months of 2020. In June 2020, we repaid in full the outstanding balance of our revolving credit facility and therefore we were not subject to a net secured leverage ratio test, as defined in the Credit Agreement, as of September 30, 2020. We were in compliance with all covenants for all long-term debt arrangements as of September 30, 2020 and December 31, 2019. See Note 6, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our long-term debt and finance lease obligations.
Cash Flows

Cash flows from operating activities	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$268,467	$313,722
The decrease in operating cash flows of $45.3 million was due to a $163.6 million decrease in cash from the changes in operating assets and liabilities, partially offset by a $118.3 million increase in net income and non-cash reconciling items. The change in operating assets and liabilities was primarily due to period over period fluctuations in the timing of collections and payments, with the use of cash for net accounts receivable (defined as the sum of period-end balances of accounts receivable and unbilled services net of unearned revenue), other assets and income taxes being unfavorable and the source of cash from prepaid expenses and other current assets and accounts payable, accrued expenses and other liabilities being favorable.
The net increase in net income and non-cash reconciling items was primarily due to (i) the overall growth of the business, (ii) our gain on investments, (iii) a loss on the extinguishment of debt related to the redemption of the HoldCo and OpCo Notes and (iv) deferred income tax expense.
The change in the use of cash for net accounts receivable of $262.8 million for the nine months ended September 30, 2020 was largely due to the growth in revenue during the first nine months of 2020, as well as the timing in the receipt of collections and contractual billings under our contracts. Other changes to cash flows from operating activities include a $16.6 million decrease in cash paid for interest and a $10.3 million net increase in cash paid for income taxes during the nine months ended September 30, 2020 as compared to the same period in 2019. Cash paid for interest decreased primarily due to a lower interest rate on on our term loan for the nine months ended September 30, 2020, as well as the redemption of the HoldCo Notes and OpCo Notes, partially offset by an increase in interest paid on our interest rate swaps. We expect our cash paid for interest to continue to decrease going forward due to the redemption of the HoldCo Notes and lower interest rate on our New Notes as compared to the redeemed OpCo Notes. Net cash paid for income taxes increased primarily as a result of lower foreign tax refunds received during the nine months ended September 30, 2020 as compared to the same period in 2019.

Cash flows from investing activities	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash used in investing activities	$(111,775)	$(195,548)
The decrease in cash used during the nine months ended September 30, 2020 was primarily due to (i) the 2019 Acquisitions in the prior year as compared to no acquisitions in the current year, (ii) a decrease in cash paid for investments in unconsolidated affiliates in the current year as compared to the same period in the prior year and (iii) net distributions received from investments in the current year, partially offset by an increase in purchases of property and equipment in the current year. Cash paid for investments in unconsolidated affiliates for the nine months ended September 30, 2020 and 2019 was $10.0 million and $30.0 million, respectively. Cash paid for property and equipment was $116.4 million and $89.4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash paid for property and equipment was primarily due to the timing of payments and year over year growth in the business, including investments in our Laboratory Services segment. Additionally, distributions (net of capital contributions) received from investments was $14.3 million for the nine months ended September 30, 2020 as compared to capital contributions (net of distributions) paid of $2.6 million for the same period in 2019.

Cash flows from financing activities	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in) financing activities	$306,298	$(253,229)
During the nine months ended September 30, 2020, cash provided by financing activities was primarily due to cash proceeds of $1,773.0 million from our IPO, net of IPO costs paid. A portion of the IPO net proceeds were used to redeem our HoldCo Notes, which included $1,450.0 million of principal and a $14.5 million redemption premium. Additionally, in June 2020, we issued $1,200.0 million of New Notes, which was used to redeem our OpCo Notes, including $1,125.0 million of principal and a $35.9 million redemption premium. We used cash of $18.5 million for payments of debt issuance costs associated with the issuance of the New Notes. Additionally, we received cash proceeds of $14.3 million related to the exercise of stock options, made payments of $32.1 million on our other long-term debt and finance leases and paid $4.3 million for the initial contingent consideration recorded related to our acquisition of Medimix.
During the nine months ended September 30, 2019, cash used in financing activities was primarily due to a $1,086.0 million return of capital and special cash dividend paid to our stockholders, partially offset by the cash proceeds received from the issuance of $891.0 million of Additional HoldCo Notes. We used cash of $30.1 million for payments of debt issuance and debt modification costs associated with the issuance of the Additional HoldCo Notes and modification of the Initial HoldCo Notes. Additionally, we made payments of $29.0 million on our long-term debt and finance leases.
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
As of September 30, 2020, future minimum payments on all our long-term debt, including interest, for the remainder of 2020, and years subsequent to December 31, 2020 were as follows:

(in thousands)	2020 (remaining three months)	2021-2022	2023-2024	2025-Thereafter	Total
Long-term debt, including interest(1)	$65,686	$3,354,534	$116,250	$1,331,434	$4,867,904

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
We perform our annual impairment test of goodwill during the fourth quarter of each year, or more frequently if impairment indicators arise, which requires significant judgment. As of the date of our 2019 annual goodwill impairment test, of our eight reporting units with goodwill allocated, one reporting unit’s estimate of the fair value did not exceed its respective carrying value by a substantial margin. This reporting unit had recorded goodwill of $30.0 million as of the goodwill impairment testing date. The percentage by which the reporting unit’s estimated fair value exceeded carrying value was 22.0%. Certain portions of this reporting unit and another reporting unit were negatively impacted by the COVID-19 pandemic and to the extent that the impacts are significant or that they result in a change to long-term outlook, such could trigger an impairment to these reporting units in the future.
Given the present uncertainty surrounding the global economy due to the COVID-19 pandemic, including but not limited to stock price volatility of the overall market, the volatility of our stock price as well as that of our competitors and current and future impacts to our operations from the COVID-19 pandemic, it is possible that we could experience a non-cash impairment loss of a portion of our goodwill or other long-lived assets in the future. While no goodwill impairment charges were recorded during the three or nine months ended September 30, 2020, future goodwill or other long-lived asset impairment, if any, could have a material impact on our results of operations.
We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019, as superseded by, and solely to the extent set forth in, our May 2020 Form 8-K. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three and nine months ended September 30, 2020, there were no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the effects of the COVID-19 pandemic on the global economy and overall capital and credit markets. Additionally, in February 2020, we considered refinancing certain portions of our outstanding debt with new variable rate debt and, in anticipation thereof, we entered into three new variable to fixed interest rate swaps to hedge future interest rate exposure. The three swaps have a notional value of $3.5 billion, with an effective date of March 31, 2020 and a termination date of March 31, 2025. In March 2020, we entered into a fixed to variable interest rate swap with a notional value of $0.5 billion, with identical effective and termination dates, that offset one of the three February 2020 variable to fixed interest rate swaps, as we had not yet entered into the new variable rate debt structure. See Note 6, “Long-term Debt and Finance Lease Obligations” and Note 8, “Derivative Instruments and Hedging Activities,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on impacts to our market risks.
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
Item 1A. Risk Factors
There have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except as disclosed below. Refer to Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 for a detailed discussion of risk factors affecting us.
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
Beginning in the second quarter of 2020, as travel restrictions were lifted and phased reopenings began in jurisdictions in which we operate, we reopened a limited number of our offices and also allowed business-critical travel to occur, including employee visits to hospitals and other clinical research sites, as well as the activation of new sites. We also began a phased reopening of all of our Phase I clinics, with such phased reopening resulting in reduced domiciling of patients for clinical trials as compared to pre-pandemic levels. Due to safety measures we implemented shortly following the onset of the COVID-19 pandemic, our laboratory facilities continued to operate at near full capacity during the pandemic. While we saw improvements over the course of the second and third quarters of 2020 in relation to fewer customers delaying new or ongoing studies, steady improvements in site-based activities and the return of pre-pandemic testing volumes at our central labs, these delays have impacted and will continue to impact the timing and extent to which backlog has and will convert to revenue.
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

If the pandemic continues for an extended period or worsens, such as a second global wave, governments’ actions to contain the spread of COVID-19 were to be ineffective and/or there is a significant delay in the development or distribution of an effective vaccine, these factors could result in a material negative impact on our business, growth, reputation, prospects, financial condition, results of operations (including components of our financial results), cash flows and liquidity. Such impacts could include, but are not limited to, additional customer delays or cancellations of awarded services, reductions in research and development drug development pipelines which could result in lower growth to the clinical research organization industry, additional costs related to restructuring activities, non-cash impairments of goodwill and other long-lived assets, decreases in the value of our investments, loss of hedge accounting and restrictions on our ability to obtain additional financing, if needed, or refinancing of our senior secured credit facilities.
Our business is subject to international and U.S. economic, currency, political and other risks, including those caused by the COVID-19 pandemic, that could negatively affect our business, results of operations, financial condition and/or cash flows.
We provide services globally and have business operations in numerous countries throughout the world. Because we provide our services worldwide, our business is subject to risks associated with doing business internationally, including risks associated with a global pandemic such as the COVID-19 pandemic. Revenue from our non-U.S. operations represented approximately 43.8% of our revenue for the nine months ended September 30, 2020 and 47.1% of our revenue for the year ended December 31, 2019. We anticipate that we will continue to perform a significant portion of our services through our international operations. Our U.S. and international operations are subject to risks and uncertainties inherent in operating in these regions, including:

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

•
as a result of the COVID-19 pandemic, we temporarily shut down our Phase I clinics beginning in March 2020 and begun a phased reopening during the second quarter and continued during the third quarter of 2020, with such phased reopening resulting in reduced domiciling of patients for clinical trials as compared to pre-pandemic levels. Depending on the future duration, severity and impacts of the COVID-19 pandemic, we may have to again shut down one or all of our Phase I clinics and also shut down (or delay reopening) one or more of our laboratories, other clinics or offices due to patient safety, government restrictions, illness or other impacts in connection with the COVID-19 pandemic;

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
Our ability to serve customers effectively depends on the reliability of our technology network and we depend on information systems to perform many critical business needs. During the fourth quarter of 2020, we expect to complete the transition of our existing human capital management, financial management and general ledger systems to an integrated enterprise resource planning (“ERP”) system. The implementation and maintenance of a new ERP system has required and may continue to require significant financial and/or human capital resources. Furthermore, despite extensive planning, system testing and training for our employees, we could experience disruptions in our business operations in the future because of the project’s complexity and we may not fully optimize the ERP as planned. The potential consequences could include project and other delays, loss of information, diminished internal and external reporting capabilities, impaired ability to process transactions, harm to our internal control environment, diminished employee productivity and unanticipated increases in costs, all of which could result in material adverse effects on our business, results of operations, financial condition and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2020.

PPD, Inc.

By:	/s/ Christopher G. Scully
Name:	Christopher G. Scully
Title:	Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)