Form 10-Q
period 2021-03-31
PPD, Inc.
filed 2021-04-29
CIK 1793294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	350,976,576 shares outstanding as of April 26, 2021

When we use the terms “PPD,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean PPD, Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements reflect our current views with respect to, among other things, the following: our proposed merger with Thermo Fisher Scientific Inc. (“Thermo Fisher”), our current expectations and anticipated results of operations, our financial performance, the impact from the novel coronavirus disease (“COVID-19”) pandemic, the continued reliance of the biopharmaceutical industry on outsourcing to contract research organizations, the continued growth in research and development spending in the biopharmaceutical industry, estimated growth rates in addressable markets, and our ability to effectively recruit, train, develop and retain talented individuals. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such.
These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at this time, including the impact from the COVID-19 pandemic. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements contained herein are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, actual results might differ materially from those expressed in the forward-looking statements. In evaluating forward-looking statements, current and prospective shareholders should specifically consider various factors, including the risks listed below and those outlined under Part II, Item 1A, “Risk Factors,” included elsewhere is this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, as such factors may be further updated from time to time in our periodic filings with the Securities and Exchange Commission.
Some of the factors, risks and uncertainties that might materially affect the forward-looking statements contained herein and may make an investment in our securities speculative or risky include, but are not limited to, the following:
•uncertainties associated with the proposed merger with Thermo Fisher;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
•the inability to complete the proposed merger due to the failure to satisfy conditions to completion of the proposed merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed merger;
•risks related to disruption of management’s attention from our ongoing business operations due to the proposed merger;
•the effect of the announcement of the proposed merger on our relationships with our customers, operating results and business generally;
•the risk that the proposed merger will not be consummated in a timely manner;
•the costs of the proposed merger if the proposed merger is not consummated;
•restrictions imposed on our business during the pendency of the proposed merger;
•potential litigation instituted against us or our directors challenging the proposed merger;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,378,380	$1,072,462

Operating costs and expenses:
Direct costs, exclusive of depreciation and amortization	477,624	414,439
Reimbursed costs	380,837	250,850
Selling, general and administrative expenses	293,936	247,776
Depreciation and amortization	73,143	66,315
Long-lived asset impairment	1,584	—
Total operating costs and expenses	1,227,124	979,380
Income from operations	151,256	93,082
Interest expense, net of interest income of $465 and $1,270 for the three
months ended March 31, 2021 and 2020, respectively	(47,212)	(64,710)
Loss on extinguishment of debt	(10,677)	(50,065)
Loss on investments	(37,229)	(26,872)
Other income, net	9,004	29,294
Income (loss) before provision for (benefit from) income taxes	65,142	(19,271)
Provision for (benefit from) income taxes	15,053	(7,717)
Income (loss) before equity in losses of unconsolidated affiliates	50,089	(11,554)
Equity in losses of unconsolidated affiliates, net of income taxes	(2,753)	(1,566)
Net income (loss)	47,336	(13,120)
Net income attributable to noncontrolling interest	(1,455)	(2,718)
Net income (loss) attributable to PPD, Inc.	45,881	(15,838)
Recapitalization investment portfolio consideration	28,612	20,062
Net income attributable to common stockholders of PPD, Inc.	$74,493	$4,224

Earnings per share attributable to common stockholders of PPD, Inc.:
Basic	$0.21	$0.01
Diluted	$0.21	$0.01
Weighted-average common shares outstanding:
Basic	350,431	318,221
Diluted	357,662	322,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$47,336	$(13,120)

Other comprehensive income (loss), net of tax expense (benefit):
Foreign currency translation	(19,849)	(87,953)
Defined benefit plan, net of income taxes of $44 and $30 for the
three months ended March 31, 2021 and 2020, respectively	183	110
Derivative instruments, net of income taxes of $12,109 and $(25,109) for the
three months ended March 31, 2021 and 2020, respectively	36,881	(77,705)
Other comprehensive income (loss)	17,215	(165,548)
Comprehensive income (loss)	64,551	(178,668)
Comprehensive loss (income) attributable to noncontrolling interest	558	(2,705)
Comprehensive income (loss) attributable to PPD, Inc.	65,109	(181,373)
Recapitalization investment portfolio consideration	28,612	20,062
Comprehensive income (loss) attributable to common stockholders of PPD, Inc.	$93,721	$(161,311)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$826,425	$767,999
Accounts receivable and unbilled services, net	1,835,088	1,609,718
Income taxes receivable	24,782	22,386
Prepaid expenses and other current assets	155,039	146,100
Total current assets	2,841,334	2,546,203

Property and equipment, net	502,852	496,474
Investments in unconsolidated affiliates	39,524	43,178
Investments	229,884	265,894
Goodwill, net	1,813,840	1,820,208
Intangible assets, net	707,623	748,404
Other assets	175,087	201,643
Operating lease right-of-use assets	157,854	171,839
Total assets	$6,467,998	$6,293,843
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable	$171,079	$176,341
Accrued expenses:
Payables to investigators	465,861	404,654
Accrued employee compensation	260,037	331,156
Other accrued expenses	221,693	195,779
Income taxes payable	28,786	21,206
Unearned revenue	1,224,256	1,060,544
Current portion of operating lease liabilities	47,907	51,643
Current portion of long-term debt and finance lease obligations	35,000	36,238
Total current liabilities	2,454,619	2,277,561

Accrued income taxes	21,693	18,658
Deferred tax liabilities	50,816	54,535
Recapitalization investment portfolio liability	163,311	191,923
Long-term operating lease liabilities, less current portion	126,860	137,657
Long-term debt and finance lease obligations, less current portion	4,212,710	4,226,192
Other liabilities	43,734	98,908
Total liabilities	7,073,743	7,005,434
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	34,371	34,929
Stockholders’ deficit:
Preferred stock - $0.01 par value; 100,000 shares authorized
None issued and outstanding	—	—
Common stock - $0.01 par value; 2,000,000 shares authorized
351,609 shares issued and 350,935 shares outstanding as of March 31, 2021 and
350,858 shares issued and 350,132 shares outstanding as of December 31, 2020	3,516	3,509
Treasury stock, at cost, 674 and 726 shares as of March 31, 2021 and
December 31, 2020, respectively	(12,461)	(13,268)
Additional paid-in-capital	1,833,774	1,819,892
Accumulated deficit	(2,197,315)	(2,271,808)
Accumulated other comprehensive loss	(267,630)	(284,845)
Total stockholders’ deficit	(640,116)	(746,520)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$6,467,998	$6,293,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$47,336	$(13,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,143	66,315
Long-lived asset impairment	1,584	—
Stock-based compensation expense	7,500	5,272
Operating lease right-of-use asset expense	12,174	9,819
Loss on investments	37,229	26,872
Deferred income tax (benefit) expense	(12,201)	8,790
Loss on extinguishment of debt	10,677	50,065
Other	7,965	12,839
Change in operating assets and liabilities:
Accounts receivable and unbilled services, net	(230,883)	(61,700)
Prepaid expenses and other current assets	(5,508)	22,135
Other assets	16,475	(9,546)
Income taxes, net	8,533	(18,767)
Accounts payable, accrued expenses and other liabilities	28,069	(48,119)
Operating lease liabilities	(12,742)	(9,868)
Unearned revenue	158,802	(21,614)
Net cash provided by operating activities	148,153	19,373
Cash flows from investing activities:
Purchases of property and equipment	(26,811)	(42,768)
Capital contributions paid for investments	(1,219)	(452)
Net cash used in investing activities	(28,030)	(43,220)
Cash flows from financing activities:
Proceeds from New Term Loan	3,034,750	—
Redemption of 2015 Term Loan	(3,064,006)	—
Borrowing on revolving credit facility	—	150,000
Redemption of HoldCo Notes	—	(1,464,500)
Payments on long-term debt and finance leases	(999)	(10,427)
Payment of debt issuance costs	(23,018)	—
Net proceeds from initial public offering	—	1,774,941
Recapitalization investment portfolio distribution	(12,819)	—
Proceeds from exercise of stock options	9,311	2,709
Payments related to tax withholdings for stock-based compensation	(2,199)	—
Purchase of treasury stock	—	(865)
Net cash (used in) provided by financing activities	(58,980)	451,858
Effect of exchange rate changes on cash and cash equivalents	(2,717)	(34,834)
Net increase in cash and cash equivalents	58,426	393,177
Cash and cash equivalents, beginning of the period	767,999	345,187
Cash and cash equivalents, end of the period	$826,425	$738,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2020	$34,929	350,858	$3,509	$1,819,892	726	$(13,268)	$(284,845)	$(2,271,808)	$(746,520)
Net income	1,455	—	—	—	—	—	—	45,881	45,881
Other comprehensive (loss) income	(2,013)	—	—	—	—	—	17,215	—	17,215
Issuance of common stock	—	751	7	6,382	(52)	807	—	—	7,196
Stock-based compensation expense	—	—	—	7,500	—	—	—	—	7,500
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	28,612	28,612
Balance, March 31, 2021	$34,371	351,609	$3,516	$1,833,774	674	$(12,461)	$(267,630)	$(2,197,315)	$(640,116)

Balance, December 31, 2019	$30,036	280,127	$2,801	$1,983	701	$(12,707)	$(298,904)	$(2,391,321)	$(2,698,148)
Net income (loss)	2,718	—	—	—	—	—	—	(15,838)	(15,838)
Other comprehensive loss	(13)	—	—	—	—	—	(165,548)	—	(165,548)
Issuance of common stock	—	69,183	692	1,774,977	—	—	—	—	1,775,669
Repurchases of common stock	—	—	—	—	25	(561)	—	—	(561)
Stock-based compensation expense	—	—	—	5,272	—	—	—	—	5,272
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	20,062	20,062
Other	—	—	—	—	—	—	—	(806)	(806)
Balance, March 31, 2020	$32,741	349,310	$3,493	$1,782,232	726	$(13,268)	$(464,452)	$(2,387,903)	$(1,079,898)

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
Unaudited Interim Financial Information and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies it follows for annual financial reporting and are disclosed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). There have been no significant changes to the Company’s significant accounting policies during the first three months of 2021.
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
In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full twelve-month period ending December 31, 2021 or any other future period. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2020 Form 10-K. The information as of December 31, 2020 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the 2020 Form 10-K.
2.    Revenue
Performance Obligations
Revenue recognized from performance obligations partially satisfied in prior periods was $32.1 million and $23.6 million for the three months ended March 31, 2021 and 2020, respectively. These cumulative catch-up adjustments primarily relate to contract modifications executed in the relevant period, which resulted in changes to the transaction price, and to a lesser extent, changes in transaction price related to variable consideration and changes in estimates such as estimated total costs.
As of March 31, 2021, the aggregate amounts of transaction price allocated to unsatisfied performance obligations with an original contract term of greater than one year was $8.2 billion. The Company expects to recognize 36% to 42% of the transaction price allocated to unsatisfied performance obligations over the next 12 months as services are rendered, with the remainder recognized thereafter during the remaining contract term. The Company does not include the value of the transaction price allocated to unsatisfied performance obligations for contracts that have an original contract term of less than one year, for contracts which are determined to be short-term based on certain termination for convenience provisions or where the right to invoice practical expedient has been applied.

Accounts Receivable and Unbilled Services, net and Unearned Revenue
The Company’s accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

(in thousands)	March 31, 2021	December 31, 2020
Accounts receivable	$907,648	$735,568
Unbilled services	935,399	882,078
Total accounts receivable and unbilled services	1,843,047	1,617,646
Allowance for doubtful accounts	(7,959)	(7,928)
Total accounts receivable and unbilled services, net	$1,835,088	$1,609,718
The Company’s unearned revenue consisted of the following amounts on the dates set forth below:

(in thousands)	March 31, 2021	December 31, 2020
Unearned revenue	$1,224,256	$1,060,544
As of March 31, 2021 and December 31, 2020, contract assets of $180.4 million and $171.2 million, respectively, were included in unbilled services. The changes in the Company’s contract assets and unearned revenue resulted from the timing difference between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones and customer payments. Additionally, during the three months ended March 31, 2021 and 2020, the Company recognized revenue of $480.6 million and $478.6 million, respectively, from the balance of unearned revenue outstanding as of the beginning of each respective year. Impairments of accounts receivable, unbilled services and contract assets were insignificant during the three months ended March 31, 2021 and 2020.
Customer Concentration
Concentrations of credit risk with respect to accounts receivable and unbilled services, net, are limited due to the Company’s large number of customers. As of March 31, 2021, no one customer accounted for greater than 10% of accounts receivable and unbilled services, net. As of December 31, 2020, one customer accounted for approximately 12% of accounts receivable and unbilled services, net. No one customer accounted for greater than 10% of revenues for the three months ended March 31, 2021 or 2020.
3.    Goodwill and Intangible Assets, Net
Goodwill, Net
The changes in the carrying amount of goodwill by segment consisted of the following on the dates set forth below:

(in thousands)	Total	Clinical Development Services	Laboratory Services
Balance at December 31, 2020:
Goodwill	$1,946,919	$1,720,305	$226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	1,820,208	1,620,873	199,335
Activity:
Translation adjustments	(6,368)	(6,368)	—
Balance at March 31, 2021:
Goodwill	1,940,551	1,713,937	226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	$1,813,840	$1,614,505	$199,335

Intangible Assets, Net
The Company’s definite-lived intangible assets were composed of the following on the dates set forth below:

	March 31, 2021			December 31, 2020
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$899,315	$(490,603)	$408,712	$902,302	$(479,341)	$422,961
Trade names	377,571	(162,983)	214,588	378,764	(159,131)	219,633
Backlog	181,077	(180,823)	254	181,762	(181,196)	566
Investigator/payer network	242,505	(221,205)	21,300	245,683	(217,963)	27,720
Technology/intellectual property	8,600	(4,491)	4,109	8,600	(4,256)	4,344
Know-how/processes	597,426	(538,766)	58,660	598,922	(525,742)	73,180
Total	$2,306,494	$(1,598,871)	$707,623	$2,316,033	$(1,567,629)	$748,404
Amortization expense was $38.6 million and $39.7 million for the three months ended March 31, 2021 and 2020, respectively.
4.    Long-term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following as set forth on the dates below:

(dollars in thousands)	Maturity Date	Effective Rate	Stated Rate	March 31, 2021	December 31, 2020
New Term Loan	January 2028	2.94%	2.75%	$3,050,000	$—
2025 Notes	June 2025	4.97%	4.63%	500,000	500,000
2028 Notes	June 2028	5.24%	5.00%	700,000	700,000
2015 Term Loan (1)	August 2022	3.71%	3.50%	—	3,064,006
Finance lease obligations	Various	Various	Various	51,368	25,734
				4,301,368	4,289,740
Unamortized debt discount				(14,814)	(4,198)
Unamortized debt issuance costs				(38,844)	(23,112)
Current portion of long-term debt and finance lease obligations				(35,000)	(36,238)
Long-term debt and finance lease obligations, less current portion				$4,212,710	$4,226,192
(1) Maturity date, effective rate and stated rate are as of December 31, 2020 for the extinguished term loan.
Extinguished 2015 Credit Agreement
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
On January 13, 2021, the Company extinguished the 2015 Term Loan in accordance with the provisions governing the 2015 Credit Agreement for $3,064.0 million with the proceeds received from the Company’s New Term Loan (as defined below), together with cash on hand. At the same time, the Company also extinguished its then existing 2015 Revolving Credit Facility. The total loss on extinguishment of debt associated with the extinguishments of the 2015 Term Loan and the 2015 Revolving Credit Facility was $10.7 million. As a result, the obligations of the Company under the 2015 Credit Agreement were discharged on that date.

New Credit Agreement
On January 13, 2021, the Company and its indirect wholly-owned subsidiary, PPD Development, L.P. (the “Co-Borrower”) entered into and closed a new (i) $3,050.0 million aggregate principal amount senior secured first-lien term loan facility (the “New Term Loan”) issued at 99.5% of face value, or a discount of 0.5%, maturing in January 2028 and (ii) $600.0 million committed principal amount senior secured first-lien revolving credit facility (the “New Revolving Credit Facility” and, together with the New Term Loan, the “Bank Facilities”) maturing in January 2026 under the credit agreement dated as of January 13, 2021 (the “New Credit Agreement”). Debt issuance costs of $23.0 million, consisting primarily of arrangement fees and professional fees, were deferred in connection with the New Term Loan. Additionally, debt issuance costs of $1.1 million related to professional fees were deferred in connection with the New Revolving Credit Facility.
The proceeds from borrowings under the New Term Loan, together with cash on hand, were used to (i) refinance in full the principal amount outstanding and accrued and unpaid interest, fees and other amounts then due and owing under the 2015 Term Loan and (ii) pay fees and expenses relating to the New Credit Agreement.
Borrowings under the New Term Loan bear interest, initially, at a rate equal to, at the option of the Company, either (a) Adjusted LIBOR (as defined in the New Credit Agreement) plus a margin of 2.25% with an “Adjusted LIBOR floor” of 0.50% or (b) Base Rate (as defined in the New Credit Agreement) plus a margin of 1.25%, with a “Base Rate floor” of 1.50%. Loans under the New Revolving Credit Facility bear interest, initially, at a rate equal to, at the option of the Company either (a) Adjusted LIBOR plus a margin of 2.00% with an “Adjusted LIBOR floor” of 0.00% or (b) Base Rate plus a margin of 1.00% with a “Base Rate floor” of 1.00%. Pricing on each of the Bank Facilities includes a 25 basis point step-down to the respective interest rate margins upon the achievement and maintenance of a total net leverage ratio of 3.75:1.00 or lower or upon the public announcement that the Company’s corporate credit rating from each of Moody’s and S&P is equal to or better than Ba2 or BB, respectively. Interest on the New Term Loan was based on Adjusted LIBOR as of March 31, 2021.
In addition to paying interest on outstanding principal under the New Term Loan and New Revolving Credit Facility, the Company is required to pay a commitment fee, payable quarterly in arrears, of 0.50% per annum on the average daily unused portion of the New Revolving Credit Facility, with step-downs to (i) 0.375% and (ii) 0.25% per annum on such portion upon achievement of a total net leverage ratio equal to or less than (i) 4.75x and (ii) 3.75x, respectively, and an additional 0.125% per annum upon the public announcement that the Company’s corporate credit rating from each of Moody’s and S&P is equal to or better than Ba2 or BB, respectively. The commitment fee shall, however, in no event be less than 0.25% per annum. The commitment fee will initially be set at 0.375% per annum until the date the Company delivers the applicable financial statements for the quarter ending June 30, 2021. The borrowers must also pay customary letter of credit fees.
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
All obligations under the New Credit Agreement are unconditionally guaranteed on a senior basis by, subject to certain exceptions, each existing and subsequently acquired or organized wholly owned restricted subsidiary of the Company organized in the United States and certain other non-U.S. subsidiaries. The obligations of the borrowers under the New Credit Agreement and the guarantees are secured, subject to certain exceptions and excluded assets, by (i) the equity securities of the Co-Borrower and each guarantor, and of each direct, restricted subsidiary of the Company, the Co-Borrower and of each subsidiary guarantor and (ii) security interests in, and mortgages on, substantially all personal property and material owned real property of the Company and each subsidiary guarantor.

The New Credit Agreement includes negative covenants limiting the ability of the Company and its restricted subsidiaries to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the New Credit Agreement also contains other customary affirmative and negative covenants and customary events of default (with customary grace periods, as applicable). Additionally, certain negative covenants are subject to customary investment grade fall-away provisions if the Company has a public corporate credit/family ratings that is investment grade from Moody’s and S&P (so long as there is no ongoing event of default) and will be reinstated if the ratings condition is no longer met. If an event of default occurs the administrative agent shall, at the request of, or may, with the consent of the required lenders, (i) terminate lenders’ commitments under the New Credit Agreement, (ii) declare any outstanding loans under the New Credit Agreement to be immediately due and payable, (iii) require that the Company cash collateralize the letters of credit (“L/C”) obligations and (iv) exercise on behalf of itself, the L/C issuers and the lenders all rights and remedies available to it, the L/C issuers and the lenders under the loan documents or applicable law.
From time to time, the Company is required to have L/C issued on its behalf to provide credit support for guarantees, contractual commitments and insurance policies. As of March 31, 2021 and December 31, 2020, the Company had L/C outstanding with an aggregate value of $1.6 million, which reduced available borrowings under the New Revolving Credit Facility and 2015 Revolving Credit Facility by such amount. As of March 31, 2021, the Company had available credit under the New Revolving Credit Facility of $598.4 million. The Company did not have any borrowings outstanding under the New Revolving Credit Facility as of or at any time during the three-month period ended March 31, 2021.
Debt Covenants and Default Provisions
Other than the customary covenants and default provisions related to the New Credit Agreement, there were no changes to the debt covenants or default provisions related to the Company’s other outstanding debt or other obligations during the first three months of 2021. The Company was in compliance with all covenants for all long-term debt arrangements as of March 31, 2021 and December 31, 2020. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 9, “Long-term Debt and Finance Lease Obligations,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K.
New Finance Lease Agreement
In January 2021, the Company entered into a new lease agreement for its existing laboratory facilities in Virginia. The new lease agreement replaced the prior operating lease agreements for certain existing facilities, consolidated multiple operating leases into one new lease agreement and extended the term of the lease for the facilities. The new finance lease totaling $26.3 million was recorded as a component of property and equipment, net, and current and long-term debt and finance lease obligations on the condensed consolidated balance sheets.
Scheduled Maturities of Long-term Debt and Finance Lease Obligations
As of March 31, 2021, the scheduled maturities of long-term debt and settlement of finance lease obligations for the remainder of 2021, each of the next five years and thereafter were as follows (in thousands):

Year	Amount
2021 (remaining nine months)	$26,236
2022	34,339
2023	34,417
2024	34,332
2025	534,421
2026	34,835
Thereafter	3,602,788
Total	$4,301,368
5.    Income Taxes
The Company’s effective income tax rate was 23.1% and 40.0% for the three months ended March 31, 2021 and 2020, respectively. The Company’s provision for income taxes for the three months ended March 31, 2021 was primarily due to the estimated tax effect on the Company’s pre-tax income. The Company’s benefit from income taxes for the three months ended March 31, 2020 was primarily due to the estimated tax effect on the Company’s pre-tax loss and the impact of certain favorable discrete items, partially offset by the tax impact of certain non-deductible compensation costs.

As of March 31, 2021 and December 31, 2020, the Company’s total unrecognized tax benefits were $23.9 million and $21.3 million, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2021 and December 31, 2020, were $17.3 million and $14.9 million, respectively, net of the federal benefit for state taxes that, if recognized, would reduce the Company’s effective tax rate. In addition, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $3.4 million within the next 12 months due to the filing of amended returns, settlement of audits and the expiration of the statutes of limitations.
The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The significant jurisdictions with periods subject to examination where the Company does business are the 2017 through 2020 tax years for the United States and the United Kingdom. Various U.S., foreign and state income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its results of operations, financial condition and/or cash flows.
6.    Derivative Instruments and Hedging Activities
The Company had variable rate borrowings under its 2015 Term Loan and now has variable rate borrowings under its New Term Loan, and as a result, was and is exposed to interest rate fluctuations on these borrowings. From time to time, the Company enters into interest rate swaps to mitigate the risk in fluctuations in interest rates. For hedges that qualify, the Company accounts for these interest rate swaps as qualifying cash flow hedges because their purpose is to hedge the Company’s exposure to increases in interest rates on its variable rate borrowings and as the interest rate swaps effectively convert variable rate borrowings to fixed rate borrowings based on the fixed interest rate for the interest rate swaps plus the applicable margin on the 2015 Term Loan or New Term Loan, as applicable. For those designated interest rate swaps accounted for as cash flow hedges, the Company recognizes in accumulated other comprehensive loss (“AOCL”) or accumulated other comprehensive income (“AOCI”), net of tax, any changes in the fair value, representing unrealized gains or losses, of its interest rate swaps. The Company assesses effectiveness at inception and on an ongoing quarterly basis. The Company may also enter into interest rate swap agreements that are not designated as cash flow hedges for accounting purposes. Changes in the fair value of interest rate swaps not designated as cash flow hedges are reported in the statements of operations as part of other income, net. The Company does not use derivative financial instruments for speculative or trading purposes and does not offset the fair value amounts of its derivatives. Current market conditions, including dislocation in the financial markets and volatility in interest rates, may affect the performance of the Company’s hedging relationships for cash flow hedges, which could cause the hedges to no longer be effective.

The following table summarizes the material terms of the interest rate swaps outstanding as of March 31, 2021 (dollars in thousands):

Swap #	Terms	Notional Amount	Fixed Interest Rate	Maturity Date	Designated/Undesignated
1	Variable to fixed	$1,500,000	1.19%	March 31, 2025	Designated
2	Variable to fixed	1,428,000	1.22%	March 31, 2025	Designated
3	Variable to fixed	72,000	1.22%	March 31, 2025	Undesignated
4	Variable to fixed	500,000	1.17%	March 31, 2025	Undesignated
5	Fixed to variable	500,000	0.52%	March 31, 2025	Undesignated
During the three months ended March 31, 2021 and 2020, the Company recorded a gain of $1.0 million and a loss of $1.7 million, respectively, in other income, net, from the settlement and change in the fair value of the undesignated interest rate swaps. The Company expects to reclassify current unrealized losses of $32.3 million within the next 12 months from AOCL to interest expense, net, on the condensed consolidated statements of operations as interest payments are made on the New Term Loan.
The Company recognized the following amounts of pre-tax gain (loss) as a component of other comprehensive income (“OCI”) or other comprehensive loss (“OCL”) during the three months ended March 31, 2021 and 2020:

(in thousands)	Pre-Tax Gain (Loss) Recognized in OCI or OCL
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2021	2020
Interest rate swaps	$40,866	$(106,390)

The following table provides the location of the pre-tax (loss) gain reclassified from AOCL into the condensed consolidated statements of operations for the periods indicated below:

		Pre-Tax (Loss) Gain Reclassified from AOCL into Statements of Operations
(in thousands)	Location of (Loss) Gain Reclassified from AOCL into Statements of Operations	Three Months Ended March 31,
		2021	2020
Interest rate swaps	Interest expense, net	$(8,124)	$3,051
Interest rate swaps	Other income, net	—	(6,627)
The fair value of derivative instruments consisted of the following balances as set forth on the dates below:

		March 31, 2021		December 31, 2020
(in thousands)	Balance sheet location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$—	$31,212	$—	$32,188
Interest rate swaps	Other liabilities	—	23,899	—	74,286
Derivatives not designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	1,869	—	1,901	—
Interest rate swaps	Other assets	—	—	1,667	—
Interest rate swaps	Other accrued expenses	—	5,928	—	5,184
Interest rate swaps	Other liabilities	—	10,030	—	11,893
		$1,869	$71,069	$3,568	$123,551
The Company considers the fair value of the interest rate swap assets and liabilities to be a Level 2 classification within the fair value hierarchy. See Note 8, “Fair Value Measurements,” for additional information.
7.    Commitments and Contingencies
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
In the ordinary course of business, the Company periodically becomes involved in a variety of pending and threatened proceedings and claims, including investigations, disputes, litigations and regulatory matters. These actions may be threatened or commenced by various parties, including customers, current or former employees, vendors, government agencies, including tax authorities, or others. Based on the latest information available, the Company does not expect that any pending or threatened proceeding, claim or investigation, dispute, litigation or regulatory matter, either individually or in the aggregate, will have a material adverse effect on the business, financial position, results of operations and/or cash flows of the Company.
8.    Fair Value Measurements
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
Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

As of March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,191	$—	$228,693	$229,884
Derivative instruments	—	1,869	—	1,869
Total assets	$1,191	$1,869	$228,693	$231,753

Liabilities
Derivative instruments	$—	$71,069	$—	$71,069
Recapitalization investment portfolio liability	—	—	163,311	163,311
Total liabilities	$—	$71,069	$163,311	$234,380

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,307	$—	$264,587	$265,894
Derivative instruments	—	3,568	—	3,568
Total assets	$1,307	$3,568	$264,587	$269,462

Liabilities
Derivative Instruments	$—	$123,551	$—	$123,551
Recapitalization investment portfolio liability	—	—	204,742	204,742
Total liabilities	$—	$123,551	$204,742	$328,293
Fair Value Investments
The following table summarizes the Company’s quantitative information about the fair value measurements of Auven Therapeutics Holdings, L.P. (“Auven”) and venBio Global Strategic Fund, L.P. on the dates set forth below (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements for March 31, 2021
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$215,865	Market evaluation/pricing models	Discount for lack of marketability	20.0% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%

	Quantitative Information About Level 3 Fair Value Measurements for December 31, 2020
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$253,801	Market evaluation/pricing models	Discount for lack of marketability	12.5% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%
See Note 6, “Investments,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K for additional information on the Company’s investments.
Changes in fair value of the Company’s investments measured on a recurring basis using significant unobservable inputs (Level 3) for the respective periods were as follows:

(in thousands)	2021	2020
Balance as of January 1,	$264,587	$248,453
Recognized fair value losses	(37,113)	(27,323)
Cash distributions received	—	(93)
Capital contributions paid	1,219	545
Balance as of March 31,	$228,693	$221,582

Included within the Company’s investments are limited partner interests in Auven, an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates. As of March 31, 2021 and 2020, the Company owned 32.7% of the outstanding limited partnership interests. For the three months ended March 31, 2021 and 2020, the total net investment loss, which includes realized and unrealized gains/losses, net of expenses and investment income, for Auven was $183.4 million and $134.6 million, respectively.
Recapitalization Investment Portfolio Liability
Changes in fair value of the recapitalization investment portfolio liability measured on a recurring basis using significant unobservable inputs (Level 3) for the respective periods were as follows:

(in thousands)	2021	2020
Balance as of January 1,	$204,742	$191,678
Recapitalization investment portfolio consideration change in value	(28,612)	(20,062)
Cash distributions paid	(12,819)	—
Balance as of March 31,	$163,311	$171,616
Fair Value of Financial Instruments
The Company estimated the fair value of its financial instruments using available market information. The estimate of fair value has been determined based on the fair value hierarchy for U.S. GAAP. The carrying amounts for cash and cash equivalents, accounts receivable and unbilled services, net, accounts payable and unearned revenue approximate their fair values due to the short-term nature of these financial instruments. The following table presents information about the carrying value and estimated fair value of the Company’s financial instruments on the dates set forth below:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
New Term Loan	$3,050,000	$3,034,750	$—	$—
2025 Notes	500,000	518,750	500,000	527,645
2028 Notes	700,000	726,250	700,000	754,257
2015 Term Loan	—	—	3,064,006	3,067,652
The estimated fair value of the New Term Loan, 2025 Notes and 2028 Notes is based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source. The Company considers the fair value of the New Term Loan, 2025 Notes and the 2028 Notes to be within the Level 2 classification of the fair value hierarchy. The estimated fair value of the Company’s previously outstanding 2015 Term Loan was determined in the same manner as the New Term Loan.
9.    Accumulated Other Comprehensive Loss
The balances of AOCL, net of tax, were as follows for the three months ended March 31, 2021 and 2020:

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(201,426)	$(79,922)	$(3,497)	$(284,845)
(OCL) or OCI before reclassifications	(19,849)	30,765	—	10,916
Amounts reclassified from AOCL	—	6,116	183	6,299
Net (OCL) or OCI	(19,849)	36,881	183	17,215
Balance as of March 31, 2021	$(221,275)	$(43,041)	$(3,314)	$(267,630)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(306,452)	$8,566	$(1,018)	$(298,904)
OCL before reclassifications	(87,953)	(80,408)	(22)	(168,383)
Amounts reclassified from AOCI or AOCL	—	2,703	132	2,835
Net (OCL) or OCI	(87,953)	(77,705)	110	(165,548)
Balance as of March 31, 2020	$(394,405)	$(69,139)	$(908)	$(464,452)

The following table presents the significant reclassifications to the condensed consolidated statements of operations out of AOCL or AOCI and the line item affected on the condensed consolidated statements of operations for the respective periods were as follows:

(in thousands)	Three Months Ended March 31,
Details about AOCL or AOCI Components	2021	2020	Affected line item in statements of operations
(Losses) gains on derivative instruments:
Interest rate swaps	$(8,124)	$3,051	Interest expense, net
Interest rate swaps	—	(6,627)	Other income, net
Income tax benefit	2,008	873	Provision for income taxes
Total net of income tax	$(6,116)	$(2,703)

Defined benefit plan:
Amortization of actuarial loss	$(227)	$(162)	Other income, net
Income tax benefit	44	30	Provision for income taxes
Total net of income tax	$(183)	$(132)

10.    Related Party Transactions
Majority Sponsors Transactions
The Company’s majority sponsors include the Carlyle Group Inc. (“Carlyle”) and Hellman & Friedman LLC (“H&F”). Affiliates of Carlyle had investments in the New Term Loan totaling $88.1 million as of March 31, 2021 and investments in the 2015 Term Loan totaling $12.6 million as of December 31, 2020. The amounts paid to the relevant affiliates for those loans for the respective periods were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest paid	$534	$824
Principal paid	12,623	204
Recapitalization investment portfolio distributions made to affiliates of Carlyle and affiliates of H&F during the three months ended March 31, 2021 were $11.8 million. There were no such payments made during the three months ended March 31, 2020. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K for additional information related to the recapitalization investment portfolio liability.
SNBL Transactions
The Company owns 60% of its consolidated subsidiary PPD-SNBL K.K. (“PPD-SNBL”). The 40% ownership interest held by Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets due to certain put options, one of which is triggered by a change in control of the Company, under which SNBL may require the Company to purchase SNBL’s remaining ownership interest at fair value upon the occurrence of certain events described in the PPD-SNBL shareholders agreement. As of March 31, 2021, no such events had occurred.
Both the Company and SNBL have service agreements to provide administrative and support services to PPD-SNBL, both of which will remain in effect as long as the PPD-SNBL shareholders agreement remains in effect. The Company and SNBL also have a collaboration agreement under which the parties may collaborate on various drug development services. This collaboration agreement will remain in effect as long as SNBL owns at least 20% of PPD-SNBL. For the three months ended March 31, 2021 and 2020, the Company incurred expenses for services rendered under the services agreement of $0.3 million. The expenses are recorded as a component of selling, general and administrative (“SG&A”) expenses on the condensed consolidated statements of operations. Additionally, as of March 31, 2021, the Company owed SNBL $0.3 million for services rendered under the services agreement. No such amount was owed to SNBL as of December 31, 2020.

11.    Earnings Per Share
The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the periods set forth below:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income (loss)	$47,336	$(13,120)
Net income attributable to noncontrolling interest	(1,455)	(2,718)
Recapitalization investment portfolio consideration	28,612	20,062
Net income attributable to common stockholders of PPD, Inc.	$74,493	$4,224
Denominator:
Basic weighted-average common shares outstanding	350,431	318,221
Effect of dilutive stock options and share awards	7,231	4,203
Diluted weighted-average common shares outstanding	357,662	322,424
Earnings per share:
Basic	$0.21	$0.01
Diluted	$0.21	$0.01
See Note 4, “Stockholders’ Deficit and Redeemable Noncontrolling Interest,” and Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K for additional information related to shares and the recapitalization investment portfolio consideration.
The Company does not include potentially dilutive shares in the calculation of diluted weighted-average number of common shares outstanding in cases where the inclusion of such additional shares would be anti-dilutive. Potential common shares related to time-based and vested performance-based stock options and unvested restricted stock units may be determined to be anti-dilutive based on the application of the treasury stock method and are also anti-dilutive in periods when there is a net loss attributable to common stockholders of PPD, Inc.
The number of potential common shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted EPS, weighted for the portion of the period they were outstanding, for the respective periods were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Anti-dilutive equity awards	1,809	—
At March 31, 2021, unvested (i) performance-based options, (ii) performance stock units and (iii) liquidity/realization options totaling 5.3 million potential shares were outstanding but excluded from the calculation of diluted EPS, as these shares are contingently issuable based on the Company’s actual or expected achievement of performance factors or certain market conditions.
12.    Segments
The Company is managed through two reportable segments, Clinical Development Services and Laboratory Services. The Company determines reportable segments using the management approach. The management approach is based on how the Company’s chief operating decision maker (“CODM”) organizes the segments for purposes of assessing performance and making operating decisions. The Clinical Development Services segment provides a wide range of services to its customers including early development/Phase I, patient recruitment and enrollment, investigator site management, Phase II-IV clinical trial management, medical communications and various peri- and post-approval services. The Laboratory Services segment provides comprehensive services to its customers including bioanalytical, vaccine sciences, good manufacturing practice, central lab and biomarker testing. Both segments provide services to pharmaceutical, biotechnology, medical device, government organizations and other industry participants.
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

Information on reportable segment revenue and segment operating income, including a reconciliation of segment operating income to consolidated income from operations, for the respective periods were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Segment revenue:
Clinical Development Services	$1,117,370	$870,886
Laboratory Services	261,010	201,576
Total segment revenue	1,378,380	1,072,462
Segment direct costs:
Clinical Development Services	356,049	309,078
Laboratory Services	118,069	87,051
Total segment direct costs	474,118	396,129
Segment reimbursed costs:
Clinical Development Services	349,682	223,529
Laboratory Services	31,155	27,321
Total segment reimbursed costs	380,837	250,850
Segment SG&A expenses:
Clinical Development Services	173,484	141,832
Laboratory Services	27,362	21,783
Total segment SG&A expenses	200,846	163,615
Segment operating income:
Clinical Development Services	238,155	196,447
Laboratory Services	84,424	65,421
Total segment operating income	322,579	261,868

Operating costs and expenses not allocated to segments:
Direct costs	3,506	18,310
SG&A expenses	93,090	84,161
Depreciation and amortization	73,143	66,315
Long-lived asset impairment	1,584	—
Income from operations	$151,256	$93,082
13.    Entity-wide Information by Geographic Location
The table below presents certain entity-wide information about the Company’s operations by geographic location. The Company allocates revenues to geographic locations based on where the services are performed. Total revenues by geographic location for the respective periods were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue:
North America	$821,212	$558,239
Latin America	42,376	44,910
Europe, Middle East and Africa	382,959	354,451
Asia-Pacific	131,833	114,862
Revenue	$1,378,380	$1,072,462

14.    Other Income, Net
The components of other income, net, for the respective periods were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Other (expense) income, net:
Foreign currency gains, net	$8,033	$37,652
Interest rate swap gains (losses)	1,003	(8,338)
Other income	145	165
Other expense	(177)	(185)
Total other income, net	$9,004	$29,294
15.    Subsequent Events
On April 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Thermo Fisher Scientific Inc., a Delaware corporation (“Thermo Fisher”) and Powder Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (“Merger Sub”) pursuant to which the Company will be, subject to the terms and conditions of the Merger Agreement, merged with and into Merger Sub, with PPD continuing as the surviving corporation and a wholly owned subsidiary of Thermo Fisher. Under, and subject to, the terms of the Merger Agreement, the Company’s stockholders will have the right to receive $47.50 per share in cash, without interest and less applicable withholding tax, for each share of Company common stock upon the closing of the proposed merger. The board of directors of the Company have unanimously approved the Merger Agreement and the transactions contemplated thereby and stockholders holding in aggregate approximately 60% of the issued and outstanding shares of the Company’s common stock duly executed and delivered to Thermo Fisher a written consent, adopting and approving the Merger Agreement and the transactions contemplated thereby. The obligation of the parties to complete the proposed merger is subject to customary closing conditions, including, among others, the receipt of applicable regulatory approvals, and is expected to be completed by the end of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors set forth in other sections of this Quarterly Report on Form 10-Q, as well as the risk factors set forth in our 2020 Form 10-K. For important information regarding these forward-looking statements, please see “Special Note Regarding Forward-Looking Statements,” located elsewhere in this Quarterly Report on Form 10-Q.
When we use the terms “PPD,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean PPD, Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.
Company Overview
We are a leading provider of drug development services to the biopharmaceutical industry, focused on helping our customers bring their medicines and other treatments to patients around the world. We have been in the drug development services business for 35 years, providing a comprehensive suite of clinical development and laboratory services to pharmaceutical, biotechnology, medical device and government organizations, as well as other industry participants. We have deep experience across a broad range of rapidly growing areas of the drug development industry and engage with our customers through a variety of commercial models, including both full-service and functional service partnerships and other offerings tailored to address the specific needs of our customers. We have two reportable segments, Clinical Development Services and Laboratory Services. For a description of our service offerings within our segments, see Part I, Item 1, “Business,” in our 2020 Form 10-K.
Merger Transaction
On April 15, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Thermo Fisher Scientific Inc., a Delaware corporation (“Thermo Fisher”) and Powder Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (“Merger Sub”) pursuant to which we will be, subject to the terms and conditions of the Merger Agreement, merged with and into Merger Sub, with PPD continuing as the surviving corporation and a wholly owned subsidiary of Thermo Fisher. Under, and subject to, the terms of the Merger Agreement, our stockholders will have the right to receive $47.50 per share in cash, without interest and less any applicable withholding tax, for each share of our common stock upon the closing of the proposed merger. Our board of directors have unanimously approved the Merger Agreement and the transactions contemplated thereby and stockholders holding in aggregate approximately 60% of the issued and outstanding shares of our common stock duly executed and delivered to Thermo Fisher a written consent, adopting and approving the Merger Agreement and the transactions contemplated thereby. The obligation of the parties to complete the proposed merger is subject to customary closing conditions, including, among others, the receipt of applicable regulatory approvals, and is expected to be completed by the end of 2021.
New Credit Agreement
On January 13, 2021, together with our indirect wholly-owned subsidiary, PPD Development, L.P.(the “Co-Borrower”), we entered into and closed a new (i) $3,050.0 million aggregate principal amount senior secured first-lien term loan facility issued at 99.5% of face value, or a discount of 0.5%, maturing in January 2028 (the “New Term Loan”) and (ii) $600.0 million committed principal amount senior secured first-lien revolving credit facility maturing in January 2026 (the “New Revolving Credit Facility”), under our new credit agreement dated as of January 13, 2021 (the “New Credit Agreement”). The proceeds from the New Term Loan were used to extinguish our previously outstanding $3,064.0 million senior secured term loan entered into on August 18, 2015 (the “2015 Term Loan”) under the credit agreement dated as of the same date, as amended (the “2015 Credit Agreement”). At the same time, we also extinguished our previously outstanding $300.0 million senior secured revolving credit facility (the “2015 Revolving Credit Facility”). The total loss on extinguishment of debt associated with the extinguishments of the 2015 Term Loan and 2015 Revolving Credit Facility was $10.7 million.

COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic which resulted in travel and business disruption and volatile conditions in the capital and credit markets and overall economy. Globally, governments implemented travel bans, stay at home or total lock-down mandates and other social distancing measures to combat the spread of COVID-19, which remained, to a greater or lesser extent, through the first quarter of 2021. In response to the global pandemic, we created and continue to maintain a pandemic response committee of company leaders, including our chief medical officer, to help manage our response. Our company has been and continues to be focused on (i) the health and safety of our employees and the patients we recruit/enroll and (ii) business continuity, preserving the integrity of the work we do for our customers, such as providing support for vaccines and anti-viral therapies for COVID-19. In addition, to maximize employee safety and work productivity, we have continued with social distancing measures, including limiting the amount of personnel in our facilities, with remote-capable employees throughout our company working remotely, COVID-19 testing for employees in critical patient-facing and laboratory roles and supporting employees in obtaining COVID-19 vaccinations. We have also continued to significantly limit the travel of our employees.
During the first quarter of 2021, the pandemic primarily impacted our Clinical Development Services segment. While we experienced improvements in operating metrics during the first quarter of 2021, the impact continued to limit the ability of our employees to visit certain hospitals and other clinical research sites to conduct monitoring and other activities and patient recruitment and enrollment activities. Our Laboratory Services segment continued to operate at full capacity during the first quarter of 2021. Where necessary, we continue to take measures to mitigate the impact of the pandemic across our business. Such mitigation activities include, but are not limited to, (i) winning new awards for services to help our customers treat or combat the spread of COVID-19 with anti-viral therapies and vaccines across both of our segments, (ii) the continued adoption of digital and virtual strategies, including remote site monitoring and (iii) certain limited cost mitigation strategies, including reducing travel and related expenses. We may also implement other cost mitigation or reduction measures in the future depending on the progression of the pandemic and the resulting impacts to our business.
We are closely monitoring the changing landscape with respect to the pandemic and taking actions to manage our business and support our employees, customers and the patients we recruit/enroll. Depending on the future duration, severity and impacts of the pandemic, we may have to shut down one or all of our Phase I clinics and also shut down one or more of our laboratories, other clinics or offices due to patient safety, government restrictions, illness or other impacts in connection with the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition and liquidity. For further discussion of the risks related to our business and the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” included in our 2020 Form 10-K.
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
We record the reimbursement of indirect revenue and the related costs incurred as revenue and reimbursed costs, respectively, on the condensed consolidated statements of operations. These reimbursed costs are included as revenue as we (i) are the principal in the relationship, (ii) are primarily responsible for the services provided by third parties and (iii) significantly integrate the services of the third parties with our own services in delivering a combined output to the customer.
We assess our revenue based on our primary business segments, Clinical Development Services and Laboratory Services. Our Clinical Development Services segment represented 81.1% and 81.2% of total segment revenue for the three months ended March 31, 2021 and 2020, respectively, with the remainder generated from Laboratory Services.
We have a diverse customer mix, with no one customer accounting for more than 10% of our revenue for the three months ended March 31, 2021 and 2020. Our top 10 customers accounted for approximately 49.8% and 48.7% of our revenue for the three months ended March 31, 2021 and 2020, respectively. Based on the diversity of our customer base, we do not believe we have significant customer concentration risk. We do not have any significant product revenues.
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
How We Assess the Performance of Our Business
We manage and assess our business based on segment performance and allocate resources utilizing segment revenues and segment operating income. We also assess the performance of our reported consolidated business using a number of metrics including backlog and net authorizations. We primarily assess backlog and net authorizations on (i) a basis which excludes indirect revenues and the impact of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) on direct revenue (“Historical Basis”) and (ii) an ASC 606 total direct and indirect revenue basis (“ASC 606 Basis”). Our discussion of backlog and net authorizations below is applicable to both of the aforementioned backlog and net authorization metrics.
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

Although an increase in backlog will generally result in an increase in future revenue to be recognized over time (depending on future contract modifications, contract cancellations and other adjustments), an increase in backlog at a particular point in time does not necessarily correspond to an increase in revenue during a particular period. The timing and extent to which backlog will result in revenue depends on many factors, including the timing of commencement of work, the rate at which we perform services, scope changes, cancellations, delays, receipt of regulatory approvals and the nature, duration, size, complexity and phase of the studies. Our contracts generally have terms ranging from several months to several years. In addition, delayed projects remain in backlog unless they are canceled. As a result of these and other factors, including those from the impact of the COVID-19 pandemic, our backlog might not be a reliable indicator of future revenue and we might not realize all or any part of the revenue from the authorizations in backlog as of any point in time. Once work begins, we recognize revenue over the life of the contract as we perform services under such contract.
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
Net Authorizations and Backlog
The following table provides selected information related to our backlog and net authorizations as of and for the three months ended March 31:

	Historical Basis		ASC 606 Basis
(dollars in millions)	2021	2020	2021	2020
Net authorizations	$1,481.6	$1,063.6	$2,193.9	$1,417.2
Backlog	8,682.5	7,312.2	13,053.2	10,620.1
Backlog conversion	12.4%	11.6%	11.3%	10.4%
Net book-to-bill	1.46x	1.30x	1.59x	1.32x

The increase in net authorizations and backlog in 2021 for the metrics above as compared to the same period in the prior year was primarily due to a higher number of competitive decisions (which represents the total dollar amount of new business on which we bid) and new business awards related to the COVID-19 pandemic, partially offset by cancellations and unfavorable net foreign currency fluctuations.
Foreign Currency
A large portion of our revenues and expenses are denominated in foreign currencies and our condensed consolidated financial statements are reported in United States dollars. As such, changes in foreign currency exchange rates can significantly affect our results of operations. The revenue and expenses of our foreign operations are generally denominated in local currencies and translated into United States dollars for financial reporting purposes. Therefore, exchange rate fluctuations will affect the translation of foreign results into United States dollars for purposes of reporting consolidated results of operations. We believe that reporting results of operations that disclose the effects of foreign currency rate fluctuations on certain financial results, where meaningful, can facilitate analysis of period to period comparisons.

Consolidated Results of Operations
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Consolidated Results of Operations

Revenue	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Revenue	$1,378,380	$1,072,462	$305,918	28.5%

Revenue increased $305.9 million, or 28.5%, to $1,378.4 million for the three months ended March 31, 2021 as compared to the same period in 2020. Revenue increased (i) 26.5% from organic volume growth across our business due to higher opening backlog at the beginning of the period as compared to the prior year, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 2.0% from the favorable impact from foreign currency exchange rates.

Direct Costs	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Direct costs, exclusive of depreciation and amortization	$477,624	$414,439	$63,185	15.2%
% of revenue	34.7%	38.6%
Direct costs increased $63.2 million to $477.6 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $32.5 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, (ii) a $14.1 million increase in laboratory supply costs in connection with the growth in revenue, (iii) an increase in contract labor and certain project delivery costs and (iv) a 2.1% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, direct costs decreased to 34.7% for the three months ended March 31, 2021 as compared to 38.6% in the same period in 2020 primarily due to the increase in indirect revenue included as part of revenue which does not have a corresponding impact on direct costs.

Reimbursed Costs	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Reimbursed costs	$380,837	$250,850	$129,987	51.8%
% of revenue	27.6%	23.4%
Reimbursed costs increased $130.0 million to $380.8 million for the three months ended March 31, 2021 as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs, partially offset by lower travel costs, and a 4.7% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. As a percentage of revenue, reimbursed costs increased to 27.6% for the three months ended March 31, 2021 as compared to 23.4% in the same period in 2020 primarily due to the factors identified above as well as the increase in indirect revenue included as part of revenue which has a corresponding impact on reimbursed costs.

Selling, General and Administrative Expenses	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Selling, general and administrative expenses	$293,936	$247,776	$46,160	18.6%
% of revenue	21.3%	23.1%
SG&A expenses increased $46.2 million to $293.9 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $37.0 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, (ii) a $5.2 million increase in technology costs primarily related to software licensing and (iii) a 1.9% increase from the unfavorable impact from foreign currency exchange rates. The increase in SG&A expenses was partially offset by lower travel and associated expenses. As a percentage of revenue, SG&A expenses decreased to 21.3% for the three months ended March 31, 2021 as compared to 23.1% in the same period in 2020 primarily due to (i) lower travel and associated expenses, (ii) the increase in indirect revenue included as part of revenue which does not have a corresponding impact on SG&A expenses and (iii) our efforts to effectively leverage our SG&A function as revenue increases.

Depreciation and Amortization	Three Months Ended March 31,
(in thousands)	2021	2020
Depreciation and amortization	$73,143	$66,315

Depreciation and amortization was $73.1 million for the three months ended March 31, 2021 as compared to $66.3 million in the same period in 2020. The increase in depreciation and amortization expense primarily relates to the impact from our laboratory facility expansions and new purchased and internally developed software, partially offset by a decrease due to the timing of amortization of certain definite-lived intangible assets.

Interest Expense, Net	Three Months Ended March 31,
(in thousands)	2021	2020
Interest expense, net	$47,212	$64,710
Interest expense, net, was $47.2 million for the three months ended March 31, 2021 as compared to $64.7 million in the same period in 2020. The decrease in interest expense was primarily due to (i) a $15.4 million reduction as a result of the redemption of our unsecured Senior PIK Toggle Notes (the “HoldCo Notes”) as part of our initial public offering (“IPO”) during the first quarter of 2020, (ii) an $11.1 million reduction related to a decrease in the variable interest rate on our New Term Loan as compared to our extinguished 2015 Term Loan and (iii) the impact from the lower interest rate on our unsecured senior notes that were refinanced during the second quarter of 2020, partially offset by an increase of $11.2 million from the unfavorable net impact of our interest rate swaps.

Loss on Extinguishment of Debt	Three Months Ended March 31,
(in thousands)	2021	2020
Loss on extinguishment of debt	$(10,677)	$(50,065)
Loss on extinguishment of debt was $10.7 million for the three months ended March 31, 2021 as compared to $50.1 million in the same period in 2020. The loss in the current period resulted from the write off of our previously recorded unamortized debt discount and deferred debt issuance costs related to the extinguishments of our 2015 Term Loan and 2015 Revolving Credit Facility. The loss in the prior period resulted from the early extinguishment of our HoldCo Notes and consisted of a redemption premium of $14.5 million and the write off of our previously recorded unamortized debt discount and deferred debt issuance costs of $35.6 million.

Loss on Investments	Three Months Ended March 31,
(in thousands)	2021	2020
Loss on investments	$(37,229)	$(26,872)
Loss on investments was $37.2 million for the three months ended March 31, 2021 as compared to a loss of $26.9 million in the same period in 2020. The losses for both periods were primarily a result of changes in the fair values of the net asset values of our investments, which during the three months ended March 31, 2021, included decreases in the publicly traded stock prices of certain underlying holdings within our investments in limited partnerships.
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

Other Income, Net	Three Months Ended March 31,
(in thousands)	2021	2020
Other income, net	$9,004	$29,294
Other income, net, was $9.0 million for the three months ended March 31, 2021 as compared to $29.3 million in the same period in 2020. Foreign exchange rate movement resulted in transaction and re-measurement gains of $8.0 million for the three months ended March 31, 2021 and $37.7 million in the same period in 2020. Interest rate swap hedging activity resulted in gains of $1.0 million for the three months ended March 31, 2021 and losses of $8.3 million in the same period in 2020.

Provision for (Benefit from) Income Taxes	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Provision for (benefit from) income taxes	$15,053	$(7,717)
Effective income tax rate	23.1%	40.0%

Our provision for income taxes was $15.1 million, resulting in an effective income tax rate of 23.1%, for the three months ended March 31, 2021 as compared to a benefit of $7.7 million, or an effective income tax rate of 40.0%, for the same period in 2020. Our provision for income taxes for the three months ended March 31, 2021 was primarily due to the estimated tax effect on our pre-tax income. Our benefit from income taxes for the three months ended March 31, 2020 was primarily due to the estimated tax effect on our pre-tax loss and the impact of certain favorable discrete items, partially offset by the tax impact of certain non-deductible compensation costs.
Segment Results of Operations
Clinical Development Services and Laboratory Services segment results for the three months ended March 31, 2021 and 2020 are detailed below.

Clinical Development Services	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Segment revenue	$1,117,370	$870,886	$246,484	28.3%
Segment direct costs	356,049	309,078	46,971	15.2
Segment reimbursed costs	349,682	223,529	126,153	56.4
Segment SG&A expenses	173,484	141,832	31,652	22.3
Segment operating income	$238,155	$196,447	$41,708	21.2
Segment Revenue
Clinical Development Services’ revenue was $1,117.4 million for the three months ended March 31, 2021, an increase of $246.5 million as compared to the same period in 2020. Revenue increased (i) 26.1% from organic volume primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the period as compared to the prior year, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 2.2% from the favorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations for our Phase II-IV clinical trial management services in 2020 as compared to 2019.
Segment Direct Costs
Clinical Development Services’ direct costs were $356.0 million for the three months ended March 31, 2021, an increase of $47.0 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $31.9 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, (ii) an increase in contract labor and certain project delivery costs and (iii) a 2.3% increase from the unfavorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $349.7 million for the three months ended March 31, 2021, an increase of $126.2 million as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs, partially offset by lower travel costs, and a 4.8% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors.
Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $173.5 million for the three months ended March 31, 2021, an increase of $31.7 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $35.8 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases and (ii) a 2.3% increase from the unfavorable impact from foreign currency exchange rates. The increase in SG&A expenses was partially offset by lower travel and associated expenses.

Laboratory Services	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Segment revenue	$261,010	$201,576	$59,434	29.5%
Segment direct costs	118,069	87,051	31,018	35.6
Segment reimbursed costs	31,155	27,321	3,834	14.0
Segment SG&A expenses	27,362	21,783	5,579	25.6
Segment operating income	$84,424	$65,421	$19,003	29.0
Segment Revenue
Laboratory Services’ revenue was $261.0 million for the three months ended March 31, 2021, an increase of $59.4 million as compared to the same period in 2020. Revenue increased from organic volume growth across the majority of our laboratory services in part due to higher opening backlog at the beginning of the period as compared to the prior year, including awards and associated revenue for COVID-19 work. The higher opening backlog was primarily due to increased net authorizations across all of our lab businesses in 2020 as compared to 2019.
Segment Direct Costs
Laboratory Services’ direct costs were $118.1 million for the three months ended March 31, 2021, an increase of $31.0 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $13.9 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases and (ii) a $14.1 million increase in laboratory supply costs in connection with the growth in revenue.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $31.2 million for the three months ended March 31, 2021, an increase of $3.8 million as compared to the same period in 2020. Reimbursed costs increased primarily due to (i) the increase in revenue, (ii) the general timing of costs incurred across our portfolio of work and (iii) a 3.2% increase from the unfavorable impact from foreign currency exchange rates.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $27.4 million for the three months ended March 31, 2021, an increase of $5.6 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to a $5.0 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases.
Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have historically funded our operations with cash flows from operations. We have historically used long-term debt and cash on hand to fund acquisitions and make special cash dividends or distributions to our stockholders. Our expected primary cash uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments and other general corporate purposes. We do not expect to declare any dividends on our common stock in the foreseeable future. We hold our cash balances in the United States and numerous locations throughout the rest of the world. As of March 31, 2021, we had $826.4 million of cash and cash equivalents of which $379.2 million was held by our foreign subsidiaries.
In January 2021, we successfully completed a refinancing of our variable rate long-term debt that was outstanding under our 2015 Credit Agreement, as well as increasing the size of our revolving credit facility from $300.0 million to $600.0 million. Also in January 2021, we entered into a new finance lease agreement for our existing laboratory facilities in Virginia. The new lease agreement replaced the prior operating lease agreements for certain existing facilities, consolidated multiple operating leases into one new lease agreement and extended the term of the lease for the facilities. See Note 4, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Contractual and Other Obligations
We have incurred contractual and other obligations in the ordinary course of running our business and as a result of the recapitalization of our company in 2017. Excluding the obligations we have or will incur in the ordinary course of running our business, our primary short-term and long-term obligations include (i) payments on our long-term debt and related interest, (ii) payments on our operating and finance leases, (iii) future capital calls on our investments, (iv) purchase obligations and commitments related to planned capital expenditures and (v) obligations as a result of the recapitalization of our company in 2017.
As required under the recapitalization transaction merger agreement, during the three months ended March 31, 2021, we made cash distributions of approximately $12.8 million for the payment of a portion of the recapitalization investment portfolio liability from the cash proceeds received from the recapitalization investment portfolio. No distributions for the recapitalization investment portfolio liability were made during the three months ended March 31, 2020. As of March 31, 2021, the recapitalization investment portfolio liability was $163.3 million.
Other than (i) the extinguishments of our 2015 Term Loan and 2015 Revolving Credit Facility, (ii) entering into our New Credit Agreement and (iii) our new finance lease agreement for one of our laboratory facilities as discussed elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes, outside of the ordinary course of business, to our contractual and other obligations as previously disclosed in our 2020 Form 10-K. See our 2020 Form 10-K for additional discussion of our material cash requirements.
We expect to continue funding our operations and contractual and other obligations from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our New Revolving Credit Facility, which remains undrawn. Based on current conditions, we believe that these sources of liquidity will be sufficient to fund our operations and meet our contractual obligations and other requirements in the short and long-term. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require use of existing cash, borrowings under our New Revolving Credit Facility or additional long-term financing. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity could be affected by factors described above and Part II, Item 1A, “Risk Factors,” included elsewhere in this Quarterly Report on Form 10-Q as well as under “Indemnification and Insurance,” within Part I, Item 1, “Business;” Part I, Item 1A, “Risk Factors;” “Critical Accounting Policies and Estimates,” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2020 Form 10-K.
Cash Flows

Cash flows from operating activities	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$148,153	$19,373
The increase in operating cash flows of $128.8 million was due to a $110.2 million increase in cash from the changes in operating assets and liabilities and a $18.6 million increase in net income and non-cash reconciling items. The change in operating assets and liabilities was primarily due to period over period fluctuations in the timing of collections and payments, with the change in cash from (i) net accounts receivable (defined as the sum of period-end balances of accounts receivable and unbilled services net of unearned revenue), (ii) accounts payable, accrued expenses and other liabilities, (iii) other assets and (iv) income taxes being favorable and the change in cash for (i) prepaid expenses and other current assets being unfavorable.
The net increase in net income (loss) and non-cash reconciling items was primarily due to (i) the overall growth of the business, (ii) an increase in the loss on investments, (iii) an increase in deferred income tax benefit and (iv) a decrease in the loss on the extinguishment of debt, all in the current year as compared to the same period in the prior year.
The change in cash for net accounts receivable of $11.2 million for the three months ended March 31, 2021 was largely due to the growth in revenue during the first three months of 2021, as well as the timing in the receipt of collections and contractual billings under our contracts. Other changes to cash flows from operating activities include a $66.1 million decrease in cash paid for interest and a $15.7 million net increase in cash paid for income taxes during the three months ended March 31, 2021 as compared to the same period in 2020. Cash paid for interest decreased primarily due to (i) the redemption of our HoldCo Notes in the first quarter of 2020, (ii) the timing of cash paid for interest associated with our unsecured senior notes and (iii) a decrease in the variable interest rate for interest paid on our New Term Loan as compared to our extinguished 2015 Term Loan. The decrease in cash paid for interest was partially offset by an increase in interest paid on our interest rate swaps. We expect our cash paid for interest to continue to decrease going forward due to the lower interest rate on our New Term Loan as compared to the extinguished 2015 Term Loan and a lower interest rate on our unsecured senior notes. Net cash paid for income taxes increased primarily as a result of increased foreign tax payments during the three months ended March 31, 2021 as compared to the same period in 2020.

Cash flows from investing activities	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash used in investing activities	$(28,030)	$(43,220)
The decrease in cash used during the three months ended March 31, 2021 was primarily due to a decrease in purchases of property and equipment in the current year. Cash paid for property and equipment was $26.8 million and $42.8 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in cash paid for property and equipment was primarily due to the timing of payments.

Cash flows from financing activities	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by financing activities	$(58,980)	$451,858
During the three months ended March 31, 2021, cash used in financing activities was primarily related to the extinguishment of our 2015 Credit Agreement and the entering into of our New Credit Agreement. Net cash proceeds of $3,034.8 million received for the New Term Loan were offset by (i) $3,064.0 million of cash used in the extinguishment of the 2015 Term Loan and (ii) $23.0 million for payments of debt issuance costs associated with the issuance of the New Credit Agreement. Additionally, we made payments of $12.8 million for a recapitalization investment portfolio distribution and received cash proceeds of $9.3 million related to the exercise of stock options.
During the three months ended March 31, 2020, cash provided by financing activities was primarily due to cash proceeds of $1,774.9 million from our IPO, net of IPO costs paid. A portion of the IPO net proceeds were used to redeem our HoldCo Notes, which included $1,450.0 million of principal and a $14.5 million redemption premium. Additionally, in March 2020, we borrowed $150.0 million from our 2015 Revolving Credit Facility.
Indebtedness
On January 13, 2021, together with the Co-Borrower, we entered into and closed on the New Term Loan and the New Revolving Credit Facility (together with the New Term Loan, the “Bank Facilities”) under the New Credit Agreement. Borrowings under the New Term Loan bear interest, initially, at a rate equal to, at our option of either (a) Adjusted LIBOR plus a margin of 2.25% with an “Adjusted LIBOR floor” of 0.50% or (b) Base Rate plus a margin of 1.25%, with a “Base Rate floor” of 1.50%. Loans under the New Revolving Credit Facility bear interest, initially, at a rate equal to, at our option of either (a) Adjusted LIBOR plus a margin of 2.00% with an “Adjusted LIBOR floor” of 0.00% or (b) Base Rate plus a margin of 1.00% with a “Base Rate floor” of 1.00%. Pricing on each of the Bank Facilities includes a 25 basis point step-down to the respective interest rate margins upon the achievement and maintenance of a total net leverage ratio of 3.75:1.00 or lower or upon the public announcement that our corporate credit rating from each of Moody’s and S&P is equal to or better than Ba2 or BB, respectively. In addition to paying interest on any outstanding principal under the New Revolving Credit Facility, we are required to pay a commitment fee on the unused portion, payable quarterly in arrears. Interest on the New Term Loan was based on Adjusted LIBOR as of March 31, 2021. Principal payments on the New Term Loan are payable on the last business day of each quarter beginning in June 2021.
As of March 31, 2021, we had total long-term debt and finance lease obligations outstanding of approximately $4,301.4 million, as well as $598.4 million of availability under our New Revolving Credit Facility, after giving effect to outstanding letters of credit. Other than the customary covenants and default provisions related to the issuance of the New Credit Agreement, there were no changes to the debt covenants or default provisions related to our outstanding debt or other obligations during the first three months of 2021. We were in compliance with all covenants for all long-term debt arrangements as of March 31, 2021 and December 31, 2020. For additional information on our debt and finance lease arrangements, debt covenants and default provisions, see Note 4, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 9, “Long-term Debt and Finance Lease Obligations,” of our audited consolidated financial statements included in our 2020 Form 10-K.

Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” in our audited consolidated financial statements included in our 2020 Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We monitor estimates and assumptions on a continuous basis and update these estimates and assumptions as facts and circumstances change and new information is obtained. Actual results could differ materially from those estimates and assumptions. We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2020 Form 10-K. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2021, there were no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2020 Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings incidental to our business. While management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our condensed consolidated financial statements, all litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.
Item 1A. Risk Factors
There have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 except as disclosed below. Refer to Part 1, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of risk factors affecting us.
Uncertainties associated with the transaction with Thermo Fisher Scientific Inc. could adversely affect our business, results of operations and financial condition.
On April 15, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Thermo Fisher Scientific Inc., a Delaware corporation (“Thermo Fisher”) and Powder Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (“Merger Sub”) pursuant to which we will be, subject to the terms and conditions of the Merger Agreement, merged with and into Merger Sub, with PPD continuing as the surviving corporation and a wholly owned subsidiary of Thermo Fisher (the “Merger”). Completion of the Merger is subject to various closing conditions, including but not limited to, the receipt of required regulatory clearances, including the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals under certain other competition and foreign direct investment laws. The regulatory agencies from which certain of these clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to:
•an adverse effect on our relationships with vendors, customers, and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•a diversion of a significant amount of management time and resources towards the completion of the Merger;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger;
•difficulties attracting and retaining key employees;
•the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and our business, results of operations and financial condition; and
•general competitive, economic, political and market conditions and fluctuations.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.
The closing of the Merger may not occur. The Merger Agreement contains certain termination rights for us and Thermo Fisher, including, among others, the right to terminate the Merger Agreement (i) by mutual written consent of us, Thermo Fisher and Merger Sub and (ii) by us or Thermo Fisher if the Merger has not been consummated on or before the Outside Date (as such term is defined in, and as may be extended pursuant to the terms of, the Merger Agreement). If the Merger Agreement is terminated under certain circumstances, we may be required to pay Thermo Fisher a termination fee. Payment of this termination fee may require us to use available cash that would otherwise be used for general purposes or strategic initiatives, which could adversely affect our business, results of operations or financial condition. Additionally, if the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including: (i) adverse reactions from the financial markets, including negative impacts on our stock price; (ii) adverse reactions from our customers, regulators and employees; (iii) payment of certain costs relating to the Merger, including legal, accounting and financial advisor fees; (iv) the limitations on us to take certain specified actions during the pendency of the Merger and (v) the fact that matters relating to the Merger will require substantial commitments of time and resources by management which could otherwise have been devoted to ongoing operations and other opportunities that may have been beneficial to us as an independent company.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are restricted from soliciting, initiating or knowingly encouraging or facilitating alternative acquisition proposals from third parties and/or to providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Company Takeover Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.
Potential litigation instituted against us and our directors challenging the proposed Merger may prevent the Merger from becoming effective within the expected timeframe or at all.
Potential litigation related to the Merger may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger. Such relief may prevent the Merger from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management's attention and resources, which could adversely affect our business.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and among PPD, Inc., Thermo Fisher Scientific Inc. and Powder Acquisition Corp.	8-K	001-39212	2.1	April 16, 2021
10.1	Credit Agreement, dated as of January 13, 2021, by and among PPD, Inc., PPD Development, L.P., each lender from time to time party thereto, each L/C Issuer party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and a L/C Issuer	8-K	001-39212	10.1	January 14, 2021
10.2*	Form of PSU Grant Notice and Agreement for Employees under the PPD, Inc. 2020 Omnibus Incentive Plan	10-K	001-39212	10.43	February 26, 2021
10.3*	Amendment No. 3 to the Johnston Employment Agreement, dated as of February 23, 2021	10-K	001-39212	10.44	February 26, 2021
10.4*	Amendment No. 1 to the Thakral Employment Agreement, dated as of February 23, 2021	10-K	001-39212	10.45	February 26, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed Herewith
32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished Herewith
32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished Herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	-	-	-	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed Herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed Herewith
* Denotes management contract or compensatory plan or arrangement.
^ Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PPD, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2021.

PPD, Inc.

By:	/s/ Christopher G. Scully
Name:	Christopher G. Scully
Title:	Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)