Form 10-Q
period 2021-06-30
PPD, Inc.
filed 2021-07-29
CIK 1793294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	351,315,324 shares outstanding as of July 26, 2021

When we use the terms “PPD,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q, we mean PPD, Inc. and its subsidiaries on a consolidated basis, unless the context indicates otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements reflect our current views with respect to, among other things, the following: our proposed merger with Thermo Fisher Scientific Inc. (“Thermo Fisher”), our current expectations and anticipated results of operations, our financial performance, the impact from the novel coronavirus disease (“COVID-19”) pandemic, the continued reliance of the biopharmaceutical industry on outsourcing to contract research organizations, the continued growth in research and development spending in the biopharmaceutical industry, estimated growth rates in addressable markets and our ability to effectively recruit, train, develop and retain talented individuals. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such.
These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at this time, including the impact from the COVID-19 pandemic and our proposed merger with Thermo Fisher. As you read this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. The forward-looking statements contained herein are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, actual results might differ materially from those expressed in the forward-looking statements. In evaluating forward-looking statements, current and prospective shareholders should specifically consider various factors, including the risks listed below and those outlined under Part II, Item 1A, “Risk Factors,” included elsewhere is this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, as such factors may be further updated from time to time in our periodic filings with the Securities and Exchange Commission.
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
•our ability to access clinical research sites, attract suitable investigators or enroll a sufficient number of patients for our customers’ clinical trials;

•any failure by us to comply with numerous privacy laws;
•our ability to keep pace with rapid technological changes that could make our services less competitive or obsolete;
•our ability to recruit, retain and motivate key personnel, including the loss of any key executive;
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
•disruptions to our operations by the occurrence of a natural disaster, pandemic or other catastrophic events;
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

PPD, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,575,472	$1,010,918	$2,953,852	$2,083,380

Operating costs and expenses:
Direct costs, exclusive of depreciation and amortization	500,196	374,839	977,820	789,278
Reimbursed costs	516,509	223,807	897,346	474,657
Selling, general and administrative expenses	330,027	237,616	623,963	485,392
Depreciation and amortization	80,255	68,763	153,398	135,078
Long-lived asset impairment	—	—	1,584	—
Total operating costs and expenses	1,426,987	905,025	2,654,111	1,884,405
Income from operations	148,485	105,893	299,741	198,975
Interest expense, net of interest income of $530 and $294 for the three months ended June 30, 2021 and 2020, respectively, and $996 and $1,564 for the six months ended June 30, 2021 and 2020, respectively	(46,134)	(51,403)	(93,346)	(116,113)
Loss on extinguishment of debt	—	(43,469)	(10,677)	(93,534)
(Loss) gain on investments	(9,869)	96,621	(47,098)	69,749
Other (expense) income, net	(12,634)	(26,238)	(3,631)	3,056
Income before provision for income taxes	79,848	81,404	144,989	62,133
Provision for income taxes	26,375	17,230	41,428	9,513
Income before equity in losses of unconsolidated affiliates	53,473	64,174	103,561	52,620
Equity in losses of unconsolidated affiliates, net of income taxes	(2,009)	(2,063)	(4,761)	(3,629)
Net income	51,464	62,111	98,800	48,991
Net income attributable to noncontrolling interest	(456)	(194)	(1,911)	(2,912)
Net income attributable to PPD, Inc.	51,008	61,917	96,889	46,079
Recapitalization investment portfolio consideration	7,727	(71,059)	36,339	(50,997)
Net income (loss) attributable to common stockholders of PPD, Inc.	$58,735	$(9,142)	$133,228	$(4,918)

Earnings (loss) per share attributable to common stockholders of PPD, Inc.:
Basic	$0.17	$(0.03)	$0.38	$(0.01)
Diluted	$0.16	$(0.03)	$0.37	$(0.01)
Weighted-average common shares outstanding:
Basic	351,134	348,584	350,784	333,023
Diluted	359,272	348,584	358,468	333,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$51,464	$62,111	$98,800	$48,991

Other comprehensive income (loss), net of tax expense (benefit):
Foreign currency translation	20,935	35,159	1,086	(52,794)
Defined benefit plan, net of income taxes of $44 and $27 for the three months ended June 30, 2021 and 2020, respectively, and $88 and $57 for the six months ended June 30, 2021 and 2020, respectively	188	132	371	242
Derivative instruments, net of income taxes of $(445) and $(6,488) for the three months ended June 30, 2021 and 2020, respectively, and $11,664 and $(31,597) for the six months ended June 30, 2021 and 2020, respectively	(1,454)	(19,790)	35,427	(97,495)
Other comprehensive income (loss)	19,669	15,501	36,884	(150,047)
Comprehensive income (loss)	71,133	77,612	135,684	(101,056)
Comprehensive income attributable to noncontrolling interest	(1,674)	(868)	(1,116)	(3,573)
Comprehensive income (loss) attributable to PPD, Inc.	69,459	76,744	134,568	(104,629)
Recapitalization investment portfolio consideration	7,727	(71,059)	36,339	(50,997)
Comprehensive income (loss) attributable to common stockholders of PPD, Inc.	$77,186	$5,685	$170,907	$(155,626)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$948,997	$767,999
Accounts receivable and unbilled services, net	2,006,725	1,609,718
Income taxes receivable	30,356	22,386
Prepaid expenses and other current assets	166,580	146,100
Total current assets	3,152,658	2,546,203

Property and equipment, net	498,408	496,474
Investments in unconsolidated affiliates	41,855	43,178
Investments	221,533	265,894
Goodwill, net	1,820,000	1,820,208
Intangible assets, net	663,640	748,404
Other assets	201,463	201,643
Operating lease right-of-use assets	149,585	171,839
Total assets	$6,749,142	$6,293,843
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable	$190,531	$176,341
Accrued expenses:
Payables to investigators	525,469	404,654
Accrued employee compensation	289,469	331,156
Other accrued expenses	181,296	195,779
Income taxes payable	33,336	21,206
Unearned revenue	1,351,584	1,060,544
Current portion of operating lease liabilities	45,123	51,643
Current portion of long-term debt and finance lease obligations	34,696	36,238
Total current liabilities	2,651,504	2,277,561

Accrued income taxes	22,098	18,658
Deferred tax liabilities	54,793	54,535
Recapitalization investment portfolio liability	155,584	191,923
Long-term operating lease liabilities, less current portion	119,957	137,657
Long-term debt and finance lease obligations, less current portion	4,206,241	4,226,192
Other liabilities	45,707	98,908
Total liabilities	7,255,884	7,005,434
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	36,045	34,929
Stockholders’ deficit:
Preferred stock - $0.01 par value; 100,000 shares authorized; None issued and outstanding	—	—
Common stock - $0.01 par value; 2,000,000 shares authorized; 351,952 shares issued and 351,312 shares outstanding as of June 30, 2021 and 350,858 shares issued and 350,132 shares outstanding as of December 31, 2020	3,520	3,509
Treasury stock, at cost, 640 and 726 shares as of June 30, 2021 and December 31, 2020, respectively	(11,941)	(13,268)
Additional paid-in-capital	1,852,175	1,819,892
Accumulated deficit	(2,138,580)	(2,271,808)
Accumulated other comprehensive loss	(247,961)	(284,845)
Total stockholders’ deficit	(542,787)	(746,520)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$6,749,142	$6,293,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$98,800	$48,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,398	135,078
Stock-based compensation expense	20,948	10,690
Operating lease right-of-use asset expense	24,344	21,710
Amortization of debt issuance costs and debt discounts	3,969	6,013
Loss (gain) on investments	47,098	(69,749)
Deferred income tax (benefit) expense	(15,657)	18,575
Loss on extinguishment of debt	10,677	93,534
Amortization of costs to obtain a contract	8,009	4,660
Other	5,951	7,025
Change in operating assets and liabilities:
Accounts receivable and unbilled services, net	(406,100)	(96,636)
Prepaid expenses and other current assets	(16,267)	29,362
Other assets	3,988	(24,134)
Income taxes, net	8,224	(28,480)
Accounts payable, accrued expenses and other liabilities	88,893	(22,312)
Operating lease liabilities	(26,333)	(21,244)
Unearned revenue	285,094	17,694
Net cash provided by operating activities	295,036	130,777
Cash flows from investing activities:
Purchases of property and equipment	(52,901)	(68,508)
Capital contributions paid for investments, net of distributions	(2,737)	(1,918)
Investment in unconsolidated affiliate	(5,000)	—
Other	—	1,664
Net cash used in investing activities	(60,638)	(68,762)
Cash flows from financing activities:
Proceeds from New Term Loan	3,034,750	—
Redemption of 2015 Term Loan	(3,064,006)	—
Borrowing on revolving credit facility	—	150,000
Repayment of revolving credit facility	—	(150,000)
Proceeds from issuance of 2025 and 2028 Notes	—	1,200,000
Redemption of HoldCo Notes	—	(1,464,500)
Redemption of OpCo Notes	—	(1,160,865)
Payments on long-term debt and finance leases	(9,695)	(23,153)
Payment of debt issuance costs	(24,112)	(17,232)
Net proceeds from initial public offering	—	1,772,960
Recapitalization investment portfolio distribution	(12,819)	—
Proceeds from exercise of stock options	14,587	2,709
Payments related to tax withholdings for stock-based compensation	(2,240)	—
Purchase of treasury stock	—	(626)
Net cash (used in) provided by financing activities	(63,535)	309,293
Effect of exchange rate changes on cash and cash equivalents	10,135	(23,460)
Net increase in cash and cash equivalents	180,998	347,848
Cash and cash equivalents, beginning of the period	767,999	345,187
Cash and cash equivalents, end of the period	$948,997	$693,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance, March 31, 2021	$34,371	351,609	$3,516	$1,833,774	674	$(12,461)	$(267,630)	$(2,197,315)	$(640,116)
Net income	456	—	—	—	—	—	—	51,008	51,008
Other comprehensive income	1,218	—	—	—	—	—	19,669	—	19,669
Issuance of common stock	—	343	4	4,994	(34)	520	—	—	5,518
Stock-based compensation expense	—	—	—	13,448	—	—	—	—	13,448
Payments for taxes withheld for stock-based compensation	—	—	—	(41)	—	—	—	—	(41)
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	7,727	7,727
Balance, June 30, 2021	$36,045	351,952	$3,520	$1,852,175	640	$(11,941)	$(247,961)	$(2,138,580)	$(542,787)

Balance, December 31, 2020	$34,929	350,858	$3,509	$1,819,892	726	$(13,268)	$(284,845)	$(2,271,808)	$(746,520)
Net income	1,911	—	—	—	—	—	—	96,889	96,889
Other comprehensive (loss) income	(795)	—	—	—	—	—	36,884	—	36,884
Issuance of common stock	—	1,094	11	13,575	(86)	1,327	—	—	14,913
Stock-based compensation expense	—	—	—	20,948	—	—	—	—	20,948
Payments for taxes withheld for stock-based compensation	—	—	—	(2,240)	—	—	—	—	(2,240)
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	36,339	36,339
Balance, June 30, 2021	$36,045	351,952	$3,520	$1,852,175	640	$(11,941)	$(247,961)	$(2,138,580)	$(542,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, March 31, 2020	$32,741	349,310	$3,493	$1,782,232	726	$(13,268)	$(464,452)	$(2,387,903)	$(1,079,898)
Net income	194	—	—	—	—	—	—	61,917	61,917
Other comprehensive income	674	—	—	—	—	—	15,501	—	15,501
Issuance of common stock	—	2	—	(5)	—	—	—	—	(5)
Stock-based compensation expense	—	—	—	5,418	—	—	—	—	5,418
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	(71,059)	(71,059)
Balance, June 30, 2020	$33,609	349,312	$3,493	$1,787,645	726	$(13,268)	$(448,951)	$(2,397,045)	$(1,068,126)

Balance, December 31, 2019	$30,036	280,127	$2,801	$1,983	701	$(12,707)	$(298,904)	$(2,391,321)	$(2,698,148)
Net income	2,912	—	—	—	—	—	—	46,079	46,079
Other comprehensive income (loss)	661	—	—	—	—	—	(150,047)	—	(150,047)
Issuance of common stock	—	69,185	692	1,774,972	—	—	—	—	1,775,664
Repurchases of common stock	—	—	—	—	25	(561)	—	—	(561)
Stock-based compensation expense	—	—	—	10,690	—	—	—	—	10,690
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	(50,997)	(50,997)
Other	—	—	—	—	—	—	—	(806)	(806)
Balance, June 30, 2020	$33,609	349,312	$3,493	$1,787,645	726	$(13,268)	$(448,951)	$(2,397,045)	$(1,068,126)

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
Unaudited Interim Financial Information and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies it follows for annual financial reporting and are disclosed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). There have been no significant changes to the Company’s significant accounting policies during the first six months of 2021.
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
In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full twelve-month period ending December 31, 2021 or any other future period. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2020 Form 10-K. The information as of December 31, 2020 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the 2020 Form 10-K.
Merger Agreement
On April 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Thermo Fisher Scientific Inc., a company organized under the laws of Delaware (“Thermo Fisher”) and Powder Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (“Merger Sub”) pursuant to which the Company will be, subject to the terms and conditions of the Merger Agreement, merged with and into Merger Sub, with PPD continuing as the surviving corporation and a wholly owned subsidiary of Thermo Fisher. Under, and subject to, the terms of the Merger Agreement, the Company’s stockholders will have the right to receive $47.50 per share in cash, without interest and less applicable withholding tax, for each share of Company common stock upon the closing of the proposed merger. The board of directors of the Company have unanimously approved the Merger Agreement and the transactions contemplated thereby and stockholders holding in aggregate approximately 60% of the issued and outstanding shares of the Company’s common stock duly executed and delivered to Thermo Fisher a written consent, adopting and approving the Merger Agreement and the transactions contemplated thereby. The consummation of the proposed merger remains subject to the satisfaction or, to the extent permitted by law, waiver of customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and certain other competition and foreign direct investment laws. Subject to such closing conditions, the Company continues to expect the proposed merger to close by the end of 2021.

Third-party costs incurred related to the proposed merger during the three and six months ended June 30, 2021 were $11.5 million and are recorded as a component of selling, general and administrative (“SG&A”) expenses on the condensed consolidated statements of operations.
2.    Revenue
Performance Obligations
Revenue recognized from performance obligations partially satisfied in prior periods was $51.9 million and $84.0 million for the three and six months ended June 30, 2021, respectively, and $30.9 million and $54.5 million for the three and six months ended June 30, 2020, respectively. These cumulative catch-up adjustments primarily relate to contract modifications executed in the relevant period, which resulted in changes to the transaction price, and to a lesser extent, changes in transaction price related to variable consideration and changes in estimates such as estimated total costs.
As of June 30, 2021, the aggregate amounts of transaction price allocated to unsatisfied performance obligations with an original contract term of greater than one year was $8.6 billion. The Company expects to recognize 36% to 42% of the transaction price allocated to unsatisfied performance obligations over the next 12 months as services are rendered, with the remainder recognized thereafter during the remaining contract term. The Company does not include the value of the transaction price allocated to unsatisfied performance obligations for contracts that have an original contract term of less than one year, for contracts which are determined to be short-term based on certain termination for convenience provisions or where the right to invoice practical expedient has been applied.
Accounts Receivable and Unbilled Services, net and Unearned Revenue
The Company’s accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

(in thousands)	June 30, 2021	December 31, 2020
Accounts receivable	$1,028,954	$735,568
Unbilled services	984,794	882,078
Total accounts receivable and unbilled services	2,013,748	1,617,646
Allowance for doubtful accounts	(7,023)	(7,928)
Total accounts receivable and unbilled services, net	$2,006,725	$1,609,718
The Company’s unearned revenue consisted of the following amounts on the dates set forth below:

(in thousands)	June 30, 2021	December 31, 2020
Unearned revenue	$1,351,584	$1,060,544
As of June 30, 2021 and December 31, 2020, contract assets of $208.3 million and $171.2 million, respectively, were included in unbilled services. The changes in the Company’s contract assets and unearned revenue resulted from the timing difference between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones and customer payments. Additionally, during the six months ended June 30, 2021 and 2020, the Company recognized revenue of $669.4 million and $709.5 million, respectively, from the balance of unearned revenue outstanding as of the beginning of each respective year. Impairments of accounts receivable, unbilled services and contract assets were insignificant during the three and six months ended June 30, 2021 and 2020.
Customer Concentration
Concentrations of credit risk with respect to accounts receivable and unbilled services, net, are limited due to the Company’s large number of customers. As of June 30, 2021, no one customer accounted for greater than 10% of accounts receivable and unbilled services, net. As of December 31, 2020, one customer accounted for approximately 12% of accounts receivable and unbilled services, net. During each of the three months ended June 30, 2021 and 2020, one customer accounted for approximately 13% and 11%, respectively, of revenues. No one customer accounted for greater than 10% of revenues for the six months ended June 30, 2021 or 2020.

3.    Goodwill and Intangible Assets, Net
Goodwill, Net
The changes in the carrying amount of goodwill by segment consisted of the following on the dates set forth below:

(in thousands)	Total	Clinical Development Services	Laboratory Services
Balance at December 31, 2020:
Goodwill	$1,946,919	$1,720,305	$226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	1,820,208	1,620,873	199,335
Activity:
Translation adjustments	(208)	(208)	—
Balance at June 30, 2021:
Goodwill	1,946,711	1,720,097	226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	$1,820,000	$1,620,665	$199,335
Intangible Assets, Net
The Company’s definite-lived intangible assets consisted of the following on the dates set forth below:

	June 30, 2021			December 31, 2020
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$901,683	$(504,960)	$396,723	$902,302	$(479,341)	$422,961
Trade names	378,636	(175,229)	203,407	378,764	(159,131)	219,633
Backlog	181,685	(181,685)	—	181,762	(181,196)	566
Investigator/payer network	243,804	(228,633)	15,171	245,683	(217,963)	27,720
Technology/intellectual property	8,600	(4,725)	3,875	8,600	(4,256)	4,344
Know-how/processes	599,147	(554,683)	44,464	598,922	(525,742)	73,180
Total	$2,313,555	$(1,649,915)	$663,640	$2,316,033	$(1,567,629)	$748,404
Amortization expense was $46.1 million and $84.7 million for the three and six months ended June 30, 2021, respectively, and $39.4 million and $79.1 million for the three and six months ended June 30, 2020, respectively.
4.    Long-term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following on the dates set forth below:

(dollars in thousands)	Maturity Date	Effective Rate	Stated Rate	June 30, 2021	December 31, 2020
New Term Loan	January 2028	2.94%	2.75%	$3,042,375	$—
2025 Notes	June 2025	4.97%	4.63%	500,000	500,000
2028 Notes	June 2028	5.24%	5.00%	700,000	700,000
2015 Term Loan (1)	August 2022	3.71%	3.50%	—	3,064,006
Finance lease obligations	Various	Various	Various	50,297	25,734
				4,292,672	4,289,740
Unamortized debt discount				(14,302)	(4,198)
Unamortized debt issuance costs				(37,433)	(23,112)
Current portion of long-term debt and finance lease obligations				(34,696)	(36,238)
Long-term debt and finance lease obligations, less current portion				$4,206,241	$4,226,192
(1) Maturity date, effective rate and stated rate are as of December 31, 2020 for the extinguished 2015 Term Loan.

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
New Credit Agreement
On January 13, 2021, the Company and its indirect wholly-owned subsidiary, PPD Development, L.P. (the “Co-Borrower”) entered into and closed a new (i) $3,050.0 million aggregate principal amount senior secured first-lien term loan facility (the “New Term Loan”) issued at 99.5% of face value, or a discount of 0.5%, maturing in January 2028 and (ii) $600.0 million committed principal amount senior secured first-lien revolving credit facility (the “New Revolving Credit Facility”) maturing in January 2026 under the credit agreement dated as of January 13, 2021 (the “New Credit Agreement”). Debt issuance costs of $23.0 million, consisting primarily of arrangement fees and professional fees, were deferred in connection with the New Term Loan. Additionally, debt issuance costs of $1.1 million related to professional fees were deferred in connection with the New Revolving Credit Facility.
The proceeds from borrowings under the New Term Loan, together with cash on hand, were used to (i) refinance in full the principal amount outstanding and accrued and unpaid interest, fees and other amounts then due and owing under the 2015 Term Loan and (ii) pay fees and expenses relating to the New Credit Agreement.
Borrowings under the New Term Loan bear interest, initially, at a rate equal to, at the option of the Company, either (a) Adjusted LIBOR (as defined in the New Credit Agreement) plus a margin of 2.25% with an “Adjusted LIBOR floor” of 0.50% or (b) Base Rate (as defined in the New Credit Agreement) plus a margin of 1.25%, with a “Base Rate floor” of 1.50%. Loans under the New Revolving Credit Facility bear interest, initially, at a rate equal to, at the option of the Company either (a) Adjusted LIBOR plus a margin of 2.00% with an “Adjusted LIBOR floor” of 0.00% or (b) Base Rate plus a margin of 1.00% with a “Base Rate floor” of 1.00%. Pricing on each of the New Term Loan and New Revolving Credit Facility includes a 25 basis point step-down to the respective interest rate margins upon the achievement and maintenance of a total net leverage ratio of 3.75:1.00 or lower or upon the public announcement that the Company’s corporate credit rating from each of Moody’s and S&P is equal to or better than Ba2 or BB, respectively. Interest on the New Term Loan was based on Adjusted LIBOR as of June 30, 2021.
In addition to paying interest on outstanding principal under the New Revolving Credit Facility, the Company is required to pay a commitment fee, payable quarterly in arrears, of 0.50% per annum on the average daily unused portion of the New Revolving Credit Facility, with step-downs to (i) 0.375% and (ii) 0.25% per annum on such portion upon achievement of a total net leverage ratio equal to or less than (i) 4.75x and (ii) 3.75x, respectively, and an additional 0.125% per annum upon the public announcement that the Company’s corporate credit rating from each of Moody’s and S&P is equal to or better than Ba2 or BB, respectively. The commitment fee shall, however, in no event be less than 0.25% per annum. The commitment fee was set at 0.375% per annum until the date the Company delivers the applicable financial statements for the quarter ending June 30, 2021. The borrowers must also pay customary letter of credit fees.
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

The borrowers are required to repay installments on the New Term Loan in quarterly principal amounts equal to 0.25% of the original principal amount of the New Term Loan borrowed on the closing date on the last business day of each calender quarter end, with the balance payable on January 13, 2028. The entire principal amount of revolving loans outstanding (if any) under the New Revolving Credit Facility are due and payable in full at maturity on January 13, 2026, on which day the revolving credit commitments thereunder will terminate.
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
The New Credit Agreement includes negative covenants limiting the ability of the Company and its restricted subsidiaries to incur indebtedness and liens, sell assets and make restricted payments, including dividends and investments, subject to certain exceptions. In addition, the New Credit Agreement also contains other customary affirmative and negative covenants and customary events of default (with customary grace periods, as applicable). Additionally, certain negative covenants are subject to customary investment grade fall-away provisions if the Company has a public corporate credit/family ratings that is investment grade from Moody’s and S&P (so long as there is no ongoing event of default) and will be reinstated if the rating condition is no longer met. If an event of default occurs the administrative agent shall, at the request of, or may, with the consent of the required lenders, (i) terminate lenders’ commitments under the New Credit Agreement, (ii) declare any outstanding loans under the New Credit Agreement to be immediately due and payable, (iii) require that the Company cash collateralize the letters of credit (“L/C”) obligations and (iv) exercise on behalf of itself, the L/C issuers and the lenders all rights and remedies available to it, the L/C issuers and the lenders under the loan documents or applicable law.
From time to time, the Company is required to have L/C issued on its behalf to provide credit support for guarantees, contractual commitments and insurance policies. As of June 30, 2021 and December 31, 2020, the Company had L/C outstanding with an aggregate value of $1.6 million, respectively, which reduced available borrowings under the New Revolving Credit Facility and 2015 Revolving Credit Facility by such amount. As of June 30, 2021, the Company had available credit under the New Revolving Credit Facility of $598.4 million. The Company did not have any borrowings outstanding under the New Revolving Credit Facility as of or at any time during the three and six month periods ended June 30, 2021.
Debt Covenants and Default Provisions
Other than the customary covenants and default provisions related to the New Credit Agreement, there were no changes to the debt covenants or default provisions related to the Company’s other outstanding debt or other obligations during the first six months of 2021. The Company was in compliance with all covenants for all long-term debt arrangements as of June 30, 2021 and December 31, 2020. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 9, “Long-term Debt and Finance Lease Obligations,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K.
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

Scheduled Maturities of Long-term Debt and Finance Lease Obligations
As of June 30, 2021, the scheduled maturities of long-term debt and settlement of finance lease obligations for the remainder of 2021, each of the next five years and thereafter were as follows (in thousands):

Year	Amount
2021 (remaining six months)	$17,517
2022	34,363
2023	34,417
2024	34,331
2025	534,421
2026	34,835
Thereafter	3,602,788
Total	$4,292,672
5.    Income Taxes
The Company’s effective income tax rate was 33.0% and 21.2% for the three months ended June 30, 2021 and 2020, respectively, and 28.6% and 15.3% for the six months ended June 30, 2021 and 2020, respectively. The Company’s provision for income taxes for the three and six months ended June 30, 2021 was primarily due to the estimated tax effect on the Company’s pre-tax income and the impact of statutory rate changes in the United Kingdom. The Company’s provision for income taxes for the three and six months ended June 30, 2020 was primarily due to the estimated tax effect on the Company’s pre-tax income and the impact of certain favorable discrete items, partially offset by the tax impact of certain non-deductible compensation costs.
As of June 30, 2021 and December 31, 2020, the Company’s total unrecognized tax benefits were $23.9 million and $21.3 million, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2021 and December 31, 2020, were $17.1 million and $14.9 million, respectively, net of the federal benefit for state taxes that, if recognized, would reduce the Company’s effective tax rate. In addition, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $3.4 million within the next 12 months due to the filing of amended returns, settlement of audits and the expiration of the statutes of limitations.
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
6.    Derivative Instruments and Hedging Activities
The Company has variable rate borrowings under its New Term Loan, and as a result, is exposed to interest rate fluctuations on these borrowings. From time to time, the Company enters into interest rate swaps to mitigate the risk in fluctuations in interest rates. For hedges that qualify, the Company accounts for these interest rate swaps as cash flow hedges because their purpose is to hedge the Company’s exposure to increases in interest rates on its variable rate borrowings and as the interest rate swaps effectively convert variable rate borrowings to fixed rate borrowings based on the fixed interest rate for the interest rate swaps plus the applicable margin on the New Term Loan. For those designated interest rate swaps accounted for as cash flow hedges, the Company recognizes in accumulated other comprehensive loss (“AOCL”) or accumulated other comprehensive income (“AOCI”), net of tax, any changes in the fair value, representing unrealized gains or losses, of its interest rate swaps. The Company assesses effectiveness at inception and on an ongoing quarterly basis. The Company may also enter into interest rate swap agreements that are not designated as cash flow hedges for accounting purposes. Changes in the fair value of interest rate swaps not designated as cash flow hedges are reported in the statements of operations as part of other (expense) income, net. The Company does not use derivative financial instruments for speculative or trading purposes and does not offset the fair value amounts of its derivatives. Current market conditions, including dislocation in the financial markets and volatility in interest rates, may affect the performance of the Company’s hedging relationships for cash flow hedges, which could cause the hedges to no longer be effective.

The following table summarizes the material terms of the interest rate swaps outstanding as of June 30, 2021 (dollars in thousands):

Swap #	Terms	Notional Amount	Fixed Interest Rate	Maturity Date	Designated/Undesignated
1	Variable to fixed	$1,500,000	1.19%	March 31, 2025	Designated
2	Variable to fixed	1,428,000	1.22%	March 31, 2025	Designated
3	Variable to fixed	72,000	1.22%	March 31, 2025	Undesignated
4	Variable to fixed	500,000	1.17%	March 31, 2025	Undesignated
5	Fixed to variable	500,000	0.52%	March 31, 2025	Undesignated
During the three months ended June 30, 2021 and 2020, the Company recorded a loss of $0.3 million and $0.2 million, respectively, in other (expense) income, net, from the settlement and change in the fair value of the undesignated interest rate swaps. During the six months ended June 30, 2021 and 2020, the Company recorded a gain of $0.7 million and a loss of $1.9 million, respectively, in other (expense) income, net, from the settlement and change in the fair value of the undesignated interest rate swaps. The Company expects to reclassify current unrealized losses of $32.5 million within the next 12 months from AOCL to interest expense, net, on the condensed consolidated statements of operations as interest payments are made on the New Term Loan.
The Company recognized the following amounts of pre-tax (loss) gain as a component of other comprehensive income (“OCI”) or other comprehensive loss (“OCL”) during the three and six months ended June 30, 2021 and 2020:

(in thousands)	Pre-Tax (Loss) Gain Recognized in OCI or OCL
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate swaps	$(10,271)	$(31,955)	$30,595	$(138,345)
The following table provides the location of the pre-tax (loss) gain reclassified from AOCL into the condensed consolidated statements of operations for the periods indicated below:

		Pre-Tax (Loss) Gain Reclassified from AOCL into Statements of Operations
(in thousands)	Location of (Loss) Gain Reclassified from AOCL into Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Interest rate swaps	Interest expense, net	$(8,372)	$(2,563)	$(16,496)	$488
Interest rate swaps	Other income, net	—	(3,114)	—	(9,741)
The fair value of derivative instruments consisted of the following balances on the dates set forth below:

		June 30, 2021		December 31, 2020
(in thousands)	Balance sheet location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$—	$31,445	$—	$32,188
Interest rate swaps	Other liabilities	—	25,784	—	74,286
Derivatives not designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	1,907	—	1,901	—
Interest rate swaps	Other assets	—	—	1,667	—
Interest rate swaps	Other accrued expenses	—	5,973	—	5,184
Interest rate swaps	Other liabilities	—	9,330	—	11,893
		$1,907	$72,532	$3,568	$123,551
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
Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

As of June 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,266	$—	$220,267	$221,533
Derivative instruments	—	1,907	—	1,907
Total assets	$1,266	$1,907	$220,267	$223,440

Liabilities
Derivative instruments	$—	$72,532	$—	$72,532
Recapitalization investment portfolio liability	—	—	155,584	155,584
Total liabilities	$—	$72,532	$155,584	$228,116

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,307	$—	$264,587	$265,894
Derivative instruments	—	3,568	—	3,568
Total assets	$1,307	$3,568	$264,587	$269,462

Liabilities
Derivative Instruments	$—	$123,551	$—	$123,551
Recapitalization investment portfolio liability	—	—	204,742	204,742
Total liabilities	$—	$123,551	$204,742	$328,293

Fair Value Investments
The following table summarizes the Company’s quantitative information about the fair value measurements of Auven Therapeutics Holdings, L.P. (“Auven”) and venBio Global Strategic Fund, L.P. (“venBio”) on the dates set forth below (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements for June 30, 2021
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$205,434	Market evaluation/pricing models	Discount for lack of marketability	20.0% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%

	Quantitative Information About Level 3 Fair Value Measurements for December 31, 2020
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$253,801	Market evaluation/pricing models	Discount for lack of marketability	12.5% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%
See Note 6, “Investments,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K for additional information on the Company’s investments.
Changes in fair value of the Company’s investments measured on a recurring basis using significant unobservable inputs (Level 3) for the respective periods were as follows:

(in thousands)	2021	2020
Balance as of January 1,	$264,587	$248,453
Recognized fair value (loss) gain	(47,057)	67,727
Cash distributions received	(112)	(2,247)
Capital contributions paid	2,849	2,011
Balance as of June 30,	$220,267	$315,944
Recapitalization Investment Portfolio Liability
Changes in fair value of the recapitalization investment portfolio liability measured on a recurring basis using significant unobservable inputs (Level 3) for the respective periods were as follows:

(in thousands)	2021	2020
Balance as of January 1,	$204,742	$191,678
Recapitalization investment portfolio consideration change in value	(36,339)	50,997
Cash distributions paid	(12,819)	—
Balance as of June 30,	$155,584	$242,675
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

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
New Term Loan	$3,042,375	$3,038,572	$—	$—
2025 Notes	500,000	526,250	500,000	527,645
2028 Notes	700,000	756,875	700,000	754,257
2015 Term Loan	—	—	3,064,006	3,067,652

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
9.    Accumulated Other Comprehensive Loss
The balances of AOCL, net of tax, were as follows for the three and six months ended June 30, 2021 and 2020:

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of March 31, 2021	$(221,275)	$(43,041)	$(3,314)	$(267,630)
OCI or (OCL) before reclassifications	20,935	(7,756)	—	13,179
Amounts reclassified from AOCL	—	6,302	188	6,490
Net OCI or (OCL)	20,935	(1,454)	188	19,669
Balance as of June 30, 2021	$(200,340)	$(44,495)	$(3,126)	$(247,961)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(201,426)	$(79,922)	$(3,497)	$(284,845)
OCI before reclassifications	1,086	23,009	—	24,095
Amounts reclassified from AOCL	—	12,418	371	12,789
Net OCI	1,086	35,427	371	36,884
Balance as of June 30, 2021	$(200,340)	$(44,495)	$(3,126)	$(247,961)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of March 31, 2020	$(394,405)	$(69,139)	$(908)	$(464,452)
OCI or (OCL) before reclassifications	35,159	(24,065)	—	11,094
Amounts reclassified from AOCL	—	4,275	132	4,407
Net OCI or OCL	35,159	(19,790)	132	15,501
Balance as of June 30, 2020	$(359,246)	$(88,929)	$(776)	$(448,951)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(306,452)	$8,566	$(1,018)	$(298,904)
OCL before reclassifications	(52,794)	(104,473)	(22)	(157,289)
Amounts reclassified from AOCI or AOCL	—	6,978	264	7,242
Net (OCL) or OCI	(52,794)	(97,495)	242	(150,047)
Balance as of June 30, 2020	$(359,246)	$(88,929)	$(776)	$(448,951)

The following table presents the significant reclassifications to the condensed consolidated statements of operations out of AOCL or AOCI and the line item affected on the condensed consolidated statements of operations for the respective periods were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCL or AOCI Components	2021	2020	2021	2020	Affected line item in statements of operations
(Losses) gains on derivative instruments:
Interest rate swaps	$(8,372)	$(2,563)	$(16,496)	$488	Interest expense, net
Interest rate swaps	—	(3,114)	—	(9,741)	Other (expense) income, net
Income tax benefit	2,070	1,402	4,078	2,275	Provision for income taxes
Total net of income tax	$(6,302)	$(4,275)	$(12,418)	$(6,978)

Defined benefit plan:
Amortization of actuarial loss	$(232)	$(159)	$(459)	$(321)	Other (expense) income, net
Income tax benefit	44	27	88	57	Provision for income taxes
Total net of income tax	$(188)	$(132)	$(371)	$(264)
10.    Related Party Transactions
Majority Sponsors Transactions
The Company’s majority sponsors include the Carlyle Group Inc. (“Carlyle”) and Hellman & Friedman LLC (“H&F”). Affiliates of Carlyle had investments in the New Term Loan totaling $91.9 million as of June 30, 2021 and investments in the 2015 Term Loan totaling $12.6 million as of December 31, 2020. The amounts paid to the relevant affiliates for those loans for the respective periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest paid	$640	$600	$1,174	$1,400
Principal paid	230	200	12,853	400
Recapitalization investment portfolio distributions made to affiliates of Carlyle and affiliates of H&F during the three and six months ended June 30, 2021 were $11.8 million. There were no such payments made during the three and six months ended June 30, 2020. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K for additional information related to the recapitalization investment portfolio liability.
SNBL Transactions
The Company owns 60% of its consolidated subsidiary PPD-SNBL K.K. (“PPD-SNBL”). The 40% ownership interest held by Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets due to certain put options, one of which is triggered by a change in control of the Company, under which SNBL may require the Company to purchase SNBL’s remaining ownership interest at fair value upon the occurrence of certain events described in the PPD-SNBL shareholders agreement. As of June 30, 2021, no such events had occurred. Upon closing of the proposed merger with Thermo Fisher and for a period of one year thereafter, SNBL will have the right, but not the obligation, to exercise its put option to sell its 40% ownership interest in PPD-SNBL to the Company.
Both the Company and SNBL have service agreements to provide administrative and support services to PPD-SNBL, both of which will remain in effect as long as the PPD-SNBL shareholders agreement remains in effect. The Company and SNBL also have a collaboration agreement under which the parties may collaborate on various drug development services. This collaboration agreement will remain in effect as long as SNBL owns at least 20% of PPD-SNBL. For the three months ended June 30, 2021 and 2020, the Company incurred expenses for services rendered under the services agreement of $0.3 million. For the six months ended June 30, 2021 and 2020, the Company incurred expenses under the services agreement of $0.5 million and $0.5 million, respectively. The expenses are recorded as a component of SG&A expenses on the condensed consolidated statements of operations. Additionally, as of June 30, 2021, the Company owed SNBL $0.3 million for services rendered under the services agreement. No such amount was owed to SNBL as of December 31, 2020.

11.    Earnings Per Share
The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$51,464	$62,111	$98,800	$48,991
Net income attributable to noncontrolling interest	(456)	(194)	(1,911)	(2,912)
Recapitalization investment portfolio consideration	7,727	(71,059)	36,339	(50,997)
Net income (loss) attributable to common stockholders of PPD, Inc.	$58,735	$(9,142)	$133,228	$(4,918)
Denominator:
Basic weighted-average common shares outstanding	351,134	348,584	350,784	333,023
Effect of dilutive stock options and share awards	8,138	—	7,684	—
Diluted weighted-average common shares outstanding	359,272	348,584	358,468	333,023
Earnings (loss) per share:
Basic	$0.17	$(0.03)	$0.38	$(0.01)
Diluted	$0.16	$(0.03)	$0.37	$(0.01)
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
The number of potential common shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted EPS, weighted for the portion of the period they were outstanding, for the respective periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Anti-dilutive equity awards	2,252	1,088	2,031	544
At June 30, 2021, unvested (i) performance-based options, (ii) performance stock units and (iii) liquidity/realization options totaling 5.2 million potential shares were outstanding but excluded from the calculation of diluted EPS, as these shares are contingently issuable based on the Company’s actual or expected achievement of performance factors or certain market conditions.
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

Information on reportable segment revenue and segment operating income, including a reconciliation of segment operating income to consolidated income from operations, for the respective periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Segment revenue:
Clinical Development Services	$1,300,217	$815,250	$2,417,587	$1,686,136
Laboratory Services	275,255	195,668	536,265	397,244
Total segment revenue	1,575,472	1,010,918	2,953,852	2,083,380
Segment direct costs:
Clinical Development Services	377,056	283,378	733,105	592,456
Laboratory Services	120,887	89,748	238,956	176,799
Total segment direct costs	497,943	373,126	972,061	769,255
Segment reimbursed costs:
Clinical Development Services	480,404	198,226	830,086	421,755
Laboratory Services	36,105	25,581	67,260	52,902
Total segment reimbursed costs	516,509	223,807	897,346	474,657
Segment SG&A expenses:
Clinical Development Services	193,941	135,518	367,425	277,350
Laboratory Services	30,072	21,863	57,434	43,646
Total segment SG&A expenses	224,013	157,381	424,859	320,996
Segment operating income:
Clinical Development Services	248,816	198,128	486,971	394,575
Laboratory Services	88,191	58,476	172,615	123,897
Total segment operating income	337,007	256,604	659,586	518,472

Operating costs and expenses not allocated to segments:
Direct costs	2,253	1,713	5,759	20,023
SG&A expenses	106,014	80,235	199,104	164,396
Depreciation and amortization	80,255	68,763	153,398	135,078
Long-lived asset impairment	—	—	1,584	—
Income from operations	$148,485	$105,893	$299,741	$198,975
13.    Entity-wide Information by Geographic Location
The table below presents certain entity-wide information about the Company’s operations by geographic location. The Company allocates revenues to geographic locations based on where the services are performed. Total revenues by geographic location for the respective periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue:
North America	$967,637	$574,060	$1,788,849	$1,132,299
Latin America	51,640	45,711	94,016	90,621
Europe, Middle East and Africa	391,425	279,159	774,384	633,610
Asia-Pacific	164,770	111,988	296,603	226,850
Revenue	$1,575,472	$1,010,918	$2,953,852	$2,083,380

14.    Other (Expense) Income, Net
The components of other (expense) income, net, for the respective periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Other (expense) income, net:
Foreign currency (losses) gains, net	$(12,798)	$(23,198)	$(4,765)	$14,454
Interest rate swap (losses) gains	(335)	(3,268)	668	(11,606)
Other income	531	424	676	589
Other expense	(32)	(196)	(210)	(381)
Total other (expense) income, net	$(12,634)	$(26,238)	$(3,631)	$3,056

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
Merger Agreement
On April 15, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Thermo Fisher Scientific Inc., a company organized under the laws of Delaware (“Thermo Fisher”) and Powder Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (“Merger Sub”) pursuant to which we will be, subject to the terms and conditions of the Merger Agreement, merged with and into Merger Sub, with PPD continuing as the surviving corporation and a wholly owned subsidiary of Thermo Fisher. Under, and subject to, the terms of the Merger Agreement, our stockholders will have the right to receive $47.50 per share in cash, without interest and less any applicable withholding tax, for each share of our common stock upon the closing of the proposed merger. Our board of directors have unanimously approved the Merger Agreement and the transactions contemplated thereby and stockholders holding in aggregate approximately 60% of the issued and outstanding shares of our common stock duly executed and delivered to Thermo Fisher a written consent, adopting and approving the Merger Agreement and the transactions contemplated thereby.
On July 16, 2021, we and Thermo Fisher each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Federal Trade Commission (“FTC”), in connection with the FTC’s review of the proposed merger. The effect of the Second Request is to extend the waiting period imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until the 30th day after substantial compliance by us and Thermo Fisher with the Second Request, unless the waiting period is terminated earlier by the FTC. The consummation of the proposed merger remains subject to the satisfaction or, to the extent permitted by law, waiver of customary closing conditions, including approvals under the HSR Act and certain other competition and foreign direct investment laws. Subject to such closing conditions, we continue to expect the proposed merger to close by the end of 2021. Third-party costs incurred related to the proposed merger during the three and six months ended June 30, 2021 were $11.5 million and are recorded as a component of selling, general and administrative (“SG&A”) expenses on the condensed consolidated statements of operations.
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

COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic which resulted in travel and business disruption and volatile conditions in the capital and credit markets and overall economy. Globally, governments implemented travel bans, stay at home or total lock-down mandates and other social distancing measures to combat the spread of COVID-19, which have begun, in certain areas, to be partially or fully lifted during 2021. Additionally, in 2021, the global economy has, with certain setbacks, begun reopening and there has been wider distribution of vaccines to treat COVID-19. In response to the global pandemic, we created and continue to maintain a pandemic response committee of company leaders, including our chief medical officer, to help manage our response. Our company has been and continues to be focused on (i) the health and safety of our employees and the patients we recruit/enroll and (ii) business continuity, preserving the integrity of the work we do for our customers, such as providing support for vaccines and anti-viral therapies for COVID-19. In addition, to maximize employee safety and work productivity, we have continued with social distancing measures, including limiting the amount of personnel in our facilities, with remote-capable employees throughout our company working remotely during the first six months of 2021, COVID-19 testing for employees in critical patient-facing and laboratory roles and supporting employees in obtaining COVID-19 vaccinations. Beginning in the second quarter of 2021, we began to lift certain travel restrictions for our employees and reopened our U.S. offices in early July, providing the option for our remote enabled employees to return to the office. Certain of our offices outside of the U.S. remained closed for remote enabled employees but are being evaluated for reopening using country-specific health and safety criteria.
During the first six months of 2021, the pandemic primarily impacted our Clinical Development Services segment. While we experienced improvements in operating metrics during the first six months of 2021, the impact continued to limit the ability of our employees to visit certain hospitals and other clinical research sites to conduct monitoring and other activities and patient recruitment and enrollment activities. Our Laboratory Services segment continued to operate at full capacity during the first six months of 2021. Where necessary, we continue to take measures to mitigate the impact of the pandemic across our business.
We are closely monitoring the changing landscape with respect to the pandemic, including with respect to potential infection surges and the emergence of new variants of the virus, and taking actions to manage our business and support our employees, customers and the patients we recruit/enroll. Depending on the future duration, severity and impacts of the pandemic, we may have to shut down one or all of our Phase I clinics and also shut down one or more of our laboratories, other clinics or offices due to patient safety, government restrictions, illness or other impacts in connection with the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition and liquidity. For further discussion of the risks related to our business and the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” included in our 2020 Form 10-K.
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
We assess our revenue based on our primary business segments, Clinical Development Services and Laboratory Services. Our Clinical Development Services segment represented 82.5% and 80.6% of revenue for the three months ended June 30, 2021 and 2020, respectively, and 81.8% and 80.9% of revenue for the six months ended June 30, 2021 and 2020, respectively, with the remainder generated from Laboratory Services.
We have a diverse customer mix, with no one customer accounting for more than 10% of our revenue for the six months ended June 30, 2021 or 2020. During each of the three months ended June 30, 2021 and 2020, one customer accounted for approximately 13% and 11%, respectively, of our revenues. Our top 10 customers accounted for approximately 51.7% and 53.6% of our revenue for the three months ended June 30, 2021 and 2020, respectively, and 50.6% and 51.1% for the six months ended June 30, 2021 and 2020, respectively. Based on the diversity of our customer base, we do not believe we have significant customer concentration risk. We do not have any significant product revenues.

Operating Costs and Expenses
Our operating costs and expenses primarily consist of direct costs, reimbursed costs, SG&A expenses and depreciation and amortization.
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
We add new authorizations to backlog based on the aforementioned criteria for backlog. Net authorizations represent new business awards, net of award or contract modifications, contract cancellations, foreign currency fluctuations and other adjustments. New authorizations vary from period to period depending on numerous factors, including customer authorization volume, sales performance and overall health of the biopharmaceutical industry, among others. New authorizations have varied and will continue to vary significantly from quarter to quarter and from year to year. In addition to net authorizations, we also assess net book-to-bill, which represents the amount of net authorizations for the period divided by revenue recognized in that period. We have included new business awards associated with COVID-19 in our net authorizations and backlog. The dynamics of such awards differ from those of more traditional studies and therefore we have adjusted the amount of such new business awards in net authorizations and backlog.
Net Authorizations and Backlog
The following table provides selected information related to our backlog and net authorizations as of and for the three months ended June 30:

	Historical Basis		ASC 606 Basis
(dollars in millions)	2021	2020	2021	2020
Net authorizations	$1,666.4	$1,052.2	$2,421.8	$1,580.2
Backlog	9,275.2	7,581.3	13,899.5	11,189.4
Backlog conversion	12.4%	10.7%	12.1%	9.5%
Net book-to-bill	1.55x	1.34x	1.54x	1.56x

The increase in net authorizations and backlog in 2021 for the metrics above as compared to the same period in the prior year was primarily due to a higher number of competitive decisions (which represents the total dollar amount of new business on which we bid), new business awards related to the COVID-19 pandemic and fewer award cancellations.
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

Consolidated Results of Operations
Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
Consolidated Results of Operations

Revenue	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Revenue	$1,575,472	$1,010,918	$564,554	55.8%

Revenue increased $564.6 million, or 55.8%, to $1,575.5 million for the three months ended June 30, 2021 as compared to the same period in 2020. Revenue increased (i) 54.2% from organic volume growth across our business due to higher opening backlog at the beginning of the period as compared to the prior year, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 1.6% from the favorable impact from foreign currency exchange rates.

Direct Costs	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Direct costs, exclusive of depreciation and amortization	$500,196	$374,839	$125,357	33.4%
% of revenue	31.7%	37.1%
Direct costs increased $125.4 million to $500.2 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $79.5 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases including stock-based compensation expense, (ii) a $10.4 million increase in laboratory supply costs in connection with the growth in revenue, (iii) an increase in contract labor and certain project delivery costs and (iv) a 3.3% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, direct costs decreased to 31.7% for the three months ended June 30, 2021 as compared to 37.1% in the same period in 2020 primarily due to the increase in indirect revenue included as part of revenue which does not have a corresponding impact on direct costs.

Reimbursed Costs	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Reimbursed costs	$516,509	$223,807	$292,702	130.8%
% of revenue	32.8%	22.1%
Reimbursed costs increased $292.7 million to $516.5 million for the three months ended June 30, 2021 as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs, and a 1.7% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. As a percentage of revenue, reimbursed costs increased to 32.8% for the three months ended June 30, 2021 as compared to 22.1% in the same period in 2020 primarily due to the factors identified above as well as the increase in indirect revenue included as part of revenue which has a corresponding impact on reimbursed costs.

Selling, General and Administrative Expenses	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Selling, general and administrative expenses	$330,027	$237,616	$92,411	38.9%
% of revenue	20.9%	23.5%
SG&A expenses increased $92.4 million to $330.0 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $68.6 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases including stock-based compensation expense, (ii) an $11.5 million increase in third-party costs incurred related to the proposed merger with Thermo Fisher and (iii) a 2.8% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, SG&A expenses decreased to 20.9% for the three months ended June 30, 2021 as compared to 23.5% in the same period in 2020 primarily due to the increase in indirect revenue included as part of revenue which does not have a corresponding impact on SG&A expenses.

Depreciation and Amortization	Three Months Ended June 30,
(in thousands)	2021	2020
Depreciation and amortization	$80,255	$68,763

Depreciation and amortization was $80.3 million for the three months ended June 30, 2021 as compared to $68.8 million in the same period in 2020. The increase in depreciation and amortization expense primarily relates to (i) the impact from our laboratory facility expansions and (ii) amortization expense for the acceleration of the useful life of certain intangible asset trade names, partially offset by a decrease due to the timing of amortization of certain definite-lived intangible assets.

Interest Expense, Net	Three Months Ended June 30,
(in thousands)	2021	2020
Interest expense, net	$(46,134)	$(51,403)
Interest expense, net, was $46.1 million for the three months ended June 30, 2021 as compared to $51.4 million in the same period in 2020. The decrease in interest expense was primarily due to (i) an $6.3 million reduction related to a decrease in the variable interest rate on our New Term Loan as compared to our extinguished 2015 Term Loan and (ii) the impact from the lower interest rate on our unsecured senior notes that were refinanced during the second quarter of 2020, partially offset by an increase of $5.8 million from the unfavorable net impact of our interest rate swaps.

Loss on Extinguishment of Debt	Three Months Ended June 30,
(in thousands)	2021	2020
Loss on extinguishment of debt	$—	$(43,469)
There was no loss on extinguishment of debt for the three months ended June 30, 2021 as compared to $43.5 million in the same period in 2020. The loss in the prior period resulted from the early extinguishment of our unsecured senior notes (the “OpCo Notes”) and consisted of a redemption premium of $35.9 million and the write off of our unamortized deferred debt issuance costs of $7.6 million.

(Loss) Gain on Investments	Three Months Ended June 30,
(in thousands)	2021	2020
(Loss) gain on investments	$(9,869)	$96,621
Loss on investments was $9.9 million for the three months ended June 30, 2021 as compared to a gain of $96.6 million in the same period in 2020. The losses and gains for both periods were primarily a result of changes in the fair values of the net asset values of our investments, which included changes in the publicly traded stock prices of certain underlying holdings within our investments in limited partnerships.
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

Other Expense, Net	Three Months Ended June 30,
(in thousands)	2021	2020
Other expense, net	$(12,634)	$(26,238)
Other expense, net, was $12.6 million for the three months ended June 30, 2021 as compared to $26.2 million in the same period in 2020. Foreign exchange rate movement resulted in transaction and re-measurement losses of $12.8 million for the three months ended June 30, 2021 and $23.2 million in the same period in 2020. Interest rate swap hedging activity resulted in losses of $0.3 million for the three months ended June 30, 2021 and $3.3 million in the same period in 2020.

Provision for Income Taxes	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Provision for income taxes	$26,375	$17,230
Effective income tax rate	33.0%	21.2%
Our provision for income taxes was $26.4 million, resulting in an effective income tax rate of 33.0%, for the three months ended June 30, 2021 as compared to a provision of $17.2 million, or an effective income tax rate of 21.2%, for the same period in 2020. Our provision for income taxes for the three months ended June 30, 2021 was primarily due to the estimated tax effect on our pre-tax income and the impact of statutory rate changes in the United Kingdom. Our provision for income taxes for the three months ended June 30, 2020 was primarily due to the estimated tax effect on our pre-tax income.

Segment Results of Operations
Clinical Development Services and Laboratory Services segment results for the three months ended June 30, 2021 and 2020 are detailed below.

Clinical Development Services	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Segment revenue	$1,300,217	$815,250	$484,967	59.5%
Segment direct costs	377,056	283,378	93,678	33.1
Segment reimbursed costs	480,404	198,226	282,178	142.4
Segment SG&A expenses	193,941	135,518	58,423	43.1
Segment operating income	$248,816	$198,128	$50,688	25.6
Segment Revenue
Clinical Development Services’ revenue was $1,300.2 million for the three months ended June 30, 2021, an increase of $485.0 million as compared to the same period in 2020. Revenue increased (i) 57.9% from organic volume growth primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the period as compared to the prior year, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 1.6% from the favorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations for our Phase II-IV clinical trial management services in 2020 as compared to 2019.
Segment Direct Costs
Clinical Development Services’ direct costs were $377.1 million for the three months ended June 30, 2021, an increase of $93.7 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $60.1 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, (ii) an increase in contract labor and certain project delivery costs and (iii) a 3.8% increase from the unfavorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $480.4 million for the three months ended June 30, 2021, an increase of $282.2 million as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs, and a 1.4% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors.
Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $193.9 million for the three months ended June 30, 2021, an increase of $58.4 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $49.7 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases and (ii) a 3.5% increase from the unfavorable impact from foreign currency exchange rates.

Laboratory Services	Three Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Segment revenue	$275,255	$195,668	$79,587	40.7%
Segment direct costs	120,887	89,748	31,139	34.7
Segment reimbursed costs	36,105	25,581	10,524	41.1
Segment SG&A expenses	30,072	21,863	8,209	37.5
Segment operating income	$88,191	$58,476	$29,715	50.8
Segment Revenue
Laboratory Services’ revenue was $275.3 million for the three months ended June 30, 2021, an increase of $79.6 million as compared to the same period in 2020. Revenue increased 39.2% from organic volume growth across all our laboratory services in part due to higher opening backlog at the beginning of the period as compared to the prior year, including awards and associated revenue for COVID-19 work, and 1.5% from the favorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations across all of our lab businesses in 2020 as compared to 2019.

Segment Direct Costs
Laboratory Services’ direct costs were $120.9 million for the three months ended June 30, 2021, an increase of $31.1 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $17.7 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, (ii) a $10.4 million increase in laboratory supply costs in connection with the growth in revenue and (iii) a 1.7% increase from the unfavorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $36.1 million for the three months ended June 30, 2021, an increase of $10.5 million as compared to the same period in 2020. Reimbursed costs increased primarily due to (i) the increase in revenue, (ii) higher shipping costs, (iii) the general timing of costs incurred across our portfolio of work and (iv) a 3.3% increase from the unfavorable impact from foreign currency exchange rates.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $30.1 million for the three months ended June 30, 2021, an increase of $8.2 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to a $7.3 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases. The impact from foreign currency exchange rates was insignificant.
Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020
Consolidated Results of Operations

Revenue	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Revenue	$2,953,852	$2,083,380	$870,472	41.8%
Revenue increased $870.5 million, or 41.8%, to $2,953.9 million for the six months ended June 30, 2021 as compared to the same period in 2020. Revenue increased (i) 39.9% from organic volume growth across our business due to higher opening backlog at the beginning of the period as compared to the prior year, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 1.9% from the favorable impact from foreign currency exchange rates.

Direct Costs	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Direct costs, exclusive of depreciation and amortization	$977,820	$789,278	$188,542	23.9%
% of revenue	33.1%	37.9%
Direct costs increased $188.5 million to $977.8 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $112.0 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases including stock-based compensation expense, (ii) a $24.5 million increase in laboratory supply costs in connection with the growth in revenue, (iii) an increase in contract labor and certain project delivery costs and (iv) a 2.7% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, direct costs decreased to 33.1% for the six months ended June 30, 2021 as compared to 37.9% in the same period in 2020 primarily due to the increase in indirect revenue included as part of revenue which does not have a corresponding impact on direct costs.

Reimbursed Costs	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Reimbursed costs	$897,346	$474,657	$422,689	89.1%
% of revenue	30.4%	22.8%

Reimbursed costs increased $422.7 million to $897.3 million for the six months ended June 30, 2021 as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs, and a 3.3% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. As a percentage of revenue, reimbursed costs increased to 30.4% for the six months ended June 30, 2021 as compared to 22.8% in the same period in 2020 primarily due to the factors identified above as well as the increase in indirect revenue included as part of revenue which has a corresponding impact on reimbursed costs.

Selling, General and Administrative Expenses	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Selling, general and administrative expenses	$623,963	$485,392	$138,571	28.5%
% of revenue	21.1%	23.3%
SG&A expenses increased $138.6 million to $624.0 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $105.5 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases including stock-based compensation expense, (ii) an $11.5 million increase in third-party costs incurred related to the proposed merger with Thermo Fisher, (iii) a $9.5 million increase in technology costs primarily related to software licensing and (iv) a 2.3% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, SG&A expenses decreased to 21.1% for the six months ended June 30, 2021 as compared to 23.3% in the same period in 2020 primarily due to (i) lower travel and associated expenses and (ii) the increase in indirect revenue included as part of revenue which does not have a corresponding impact on SG&A expenses.

Depreciation and Amortization	Six Months Ended June 30,
(in thousands)	2021	2020
Depreciation and amortization	$153,398	$135,078
Depreciation and amortization was $153.4 million for the six months ended June 30, 2021 as compared to $135.1 million in the same period in 2020. The increase in depreciation and amortization expense primarily relates to (i) the impact from our laboratory facility expansions, (ii) new purchased and internally developed software and (iii) amortization expense for the acceleration of the useful life of certain intangible asset trade names, partially offset by a decrease due to the timing of amortization of certain definite-lived intangible assets.

Interest Expense, Net	Six Months Ended June 30,
(in thousands)	2021	2020
Interest expense, net	$(93,346)	$(116,113)
Interest expense, net, was $93.3 million for the six months ended June 30, 2021 as compared to $116.1 million in the same period in 2020. The decrease in interest expense was primarily due to (i) a $15.4 million reduction as a result of the redemption of our unsecured Senior PIK Toggle Notes (the “HoldCo Notes”) as part of our initial public offering (“IPO”) during the first quarter of 2020, (ii) a $17.4 million reduction related to a decrease in the variable interest rate on our New Term Loan as compared to our extinguished 2015 Term Loan and (iii) the impact from the lower interest rate on our unsecured senior notes that were refinanced during the second quarter of 2020, partially offset by an increase of $17.0 million from the unfavorable net impact of our interest rate swaps.

Loss on Extinguishment of Debt	Six Months Ended June 30,
(in thousands)	2021	2020
Loss on extinguishment of debt	$(10,677)	$(93,534)
Loss on extinguishment of debt was $10.7 million for the six months ended June 30, 2021 as compared to $93.5 million in the same period in 2020. The loss in the current period resulted from the write off of our previously recorded unamortized debt discount and deferred debt issuance costs related to the extinguishments of our 2015 Term Loan and 2015 Revolving Credit Facility. The loss in the prior period resulted from the early extinguishment of our HoldCo Notes and OpCo Notes and consisted of redemption premiums of $50.4 million and the write off of our unamortized debt discount and deferred debt issuance costs of $43.1 million.

(Loss) Gain on Investments	Six Months Ended June 30,
(in thousands)	2021	2020
(Loss) gain on investments	$(47,098)	$69,749
Loss on investments was $47.1 million for the six months ended June 30, 2021 as compared to a gain of $69.7 million in the same period in 2020. The losses and gains for both periods were primarily a result of changes in the fair values of the net asset values of our investments, which included changes in the publicly traded stock prices of certain underlying holdings within our investments in limited partnerships.
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

Other (Expense) Income, Net	Six Months Ended June 30,
(in thousands)	2021	2020
Other (expense) income, net	$(3,631)	$3,056
Other (expense) income, net, was expense of $3.6 million for the six months ended June 30, 2021 as compared to income of $3.1 million in the same period in 2020. Foreign exchange rate movement resulted in transaction and re-measurement losses of $4.8 million for the six months ended June 30, 2021 and gains of $14.5 million in the same period in 2020. Interest rate swap hedging activity resulted in gains of $0.7 million for the six months ended June 30, 2021 and losses of $11.6 million in the same period in 2020.

Provision for Income Taxes	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Provision for income taxes	$41,428	$9,513
Effective income tax rate	28.6%	15.3%
Our provision for income taxes was $41.4 million, resulting in an effective income tax rate of 28.6%, for the six months ended June 30, 2021 as compared to a provision of $9.5 million, or an effective income tax rate of 15.3%, for the same period in 2020. Our provision for income taxes for the six months ended June 30, 2021 was primarily due to the estimated tax effect on our pre-tax income and the impact of statutory rate changes in the United Kingdom. Our provision for income taxes for the six months ended June 30, 2020 was primarily due to the estimated tax effect on our pre-tax income and the impact of certain favorable discrete items, partially offset by the tax impact of certain non-deductible compensation costs.
Segment Results of Operations
Clinical Development Services and Laboratory Services segment results for the six months ended June 30, 2021 and 2020 are detailed below.

Clinical Development Services	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Segment revenue	$2,417,587	$1,686,136	$731,451	43.4%
Segment direct costs	733,105	592,456	140,649	23.7
Segment reimbursed costs	830,086	421,755	408,331	96.8
Segment SG&A expenses	367,425	277,350	90,075	32.5
Segment operating income	$486,971	$394,575	$92,396	23.4
Segment Revenue
Clinical Development Services’ revenue was $2,417.6 million for the six months ended June 30, 2021, an increase of $731.5 million as compared to the same period in 2020. Revenue increased (i) 41.5% from organic volume growth primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the period as compared to the prior year, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 1.9% from the favorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations for our Phase II-IV clinical trial management services in 2020 as compared to 2019.

Segment Direct Costs
Clinical Development Services’ direct costs were $733.1 million for the six months ended June 30, 2021, an increase of $140.6 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $92.0 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, (ii) an increase in contract labor and certain project delivery costs and (iii) a 3.0% increase from the unfavorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $830.1 million for the six months ended June 30, 2021, an increase of $408.3 million as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs, and a 3.2% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors.
Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $367.4 million for the six months ended June 30, 2021, an increase of $90.1 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) an $85.5 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases and (ii) a 2.9% increase from the unfavorable impact from foreign currency exchange rates. The increase in SG&A expenses was partially offset by lower travel and associated expenses.

Laboratory Services	Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change
Segment revenue	$536,265	$397,244	$139,021	35.0%
Segment direct costs	238,956	176,799	62,157	35.2
Segment reimbursed costs	67,260	52,902	14,358	27.1
Segment SG&A expenses	57,434	43,646	13,788	31.6
Segment operating income	$172,615	$123,897	$48,718	39.3
Segment Revenue
Laboratory Services’ revenue was $536.3 million for the six months ended June 30, 2021, an increase of $139.0 million as compared to the same period in 2020. Revenue increased 33.6% from organic volume growth across all our laboratory services in part due to higher opening backlog at the beginning of the period as compared to the prior year, including awards and associated revenue for COVID-19 work and 1.4% from the favorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations across all of our lab businesses in 2020 as compared to 2019.
Segment Direct Costs
Laboratory Services’ direct costs were $239.0 million for the six months ended June 30, 2021, an increase of $62.2 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $31.6 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases and (ii) a $24.5 million increase in laboratory supply costs in connection with the growth in revenue and (iii) a 1.4% increase from the unfavorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $67.3 million for the six months ended June 30, 2021, an increase of $14.4 million as compared to the same period in 2020. Reimbursed costs increased primarily due to (i) the increase in revenue, (ii) higher shipping costs, (iii) the general timing of costs incurred across our portfolio of work and (iv) a 3.3% increase from the unfavorable impact from foreign currency exchange rates.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $57.4 million for the six months ended June 30, 2021, an increase of $13.8 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to a $12.3 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases. The impact from foreign currency exchange rates was insignificant.

Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have historically funded our operations with cash flows from operations. We have historically used long-term debt and cash on hand to fund acquisitions and make special cash dividends or distributions to our stockholders. Our expected primary cash uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments and other general corporate purposes. We do not expect to declare any dividends on our common stock in the foreseeable future. We hold our cash balances in the United States and numerous locations throughout the rest of the world. As of June 30, 2021, we had $949.0 million of cash and cash equivalents of which $414.7 million was held by our foreign subsidiaries.
In January 2021, we successfully completed a refinancing of our variable rate long-term debt that was outstanding under our 2015 Credit Agreement, as well as increased the size of our revolving credit facility from $300.0 million to $600.0 million. Also in January 2021, we entered into a new finance lease agreement for our existing laboratory facilities in Virginia. The new lease agreement replaced the prior operating lease agreements for certain existing facilities, consolidated multiple operating leases into one new lease agreement and extended the term of the lease for the facilities. See Note 4, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
As required under the recapitalization transaction merger agreement, during the six months ended June 30, 2021, we made cash distributions of approximately $12.8 million for the payment of a portion of the recapitalization investment portfolio liability from the cash proceeds received from the recapitalization investment portfolio. No distributions for the recapitalization investment portfolio liability were made during the six months ended June 30, 2020. As of June 30, 2021, the recapitalization investment portfolio liability was $155.6 million.
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

Cash Flows

Cash flows from operating activities	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$295,036	$130,777
The increase in operating cash flows of $164.3 million was due to a $83.2 million increase in cash from the changes in operating assets and liabilities and a $81.0 million increase in net income and non-cash reconciling items. The change in operating assets and liabilities was primarily due to period over period fluctuations in the timing of collections and payments, with the change in cash from (i) accounts payable, accrued expenses and other liabilities, (ii) other assets and (iii) income taxes being favorable and the change in cash for (i) net accounts receivable (defined as the sum of period-end balances of accounts receivable and unbilled services net of unearned revenue) and (ii) prepaid expenses and other current assets being unfavorable.
The net increase in net income and non-cash reconciling items was primarily due to (i) the overall cash earnings growth of the business, (ii) an increase in the loss on investments, (iii) an increase in deferred income tax benefit and (iv) a decrease in the loss on the extinguishment of debt, all in the current year as compared to the same period in the prior year.
The change in cash for net accounts receivable of $42.1 million for the six months ended June 30, 2021 was largely due to the growth in revenue during the first six months of 2021, as well as the timing in the receipt of collections and contractual billings under our contracts. Other changes to cash flows from operating activities include a $66.3 million decrease in cash paid for interest and a $29.1 million net increase in cash paid for income taxes during the six months ended June 30, 2021 as compared to the same period in 2020. Cash paid for interest decreased primarily due to (i) the redemption of our HoldCo Notes in the first quarter of 2020, (ii) the timing of cash paid for interest and lower interest rate associated with our unsecured senior notes which were refinanced in 2020 and (iii) a decrease in the variable interest rate for interest paid on our New Term Loan as compared to our extinguished 2015 Term Loan. The decrease in cash paid for interest was partially offset by an increase in interest paid on our interest rate swaps. We expect our cash paid for interest to continue to decrease going forward due to the lower interest rate on our New Term Loan as compared to the extinguished 2015 Term Loan and a lower interest rate on our unsecured senior notes. Net cash paid for income taxes increased due to higher actual and estimated taxable income as well as the timing of income tax payments made during the six months ended June 30, 2021 as compared to the same period in 2020.

Cash flows from investing activities	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash used in investing activities	$(60,638)	$(68,762)
The decrease in cash used during the six months ended June 30, 2021 was primarily due to the timing of purchases and payments for property and equipment. Cash paid for property and equipment was $52.9 million and $68.5 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash used in investing activities was partially offset by a $5.0 million investment in an unconsolidated affiliate.

Cash flows from financing activities	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by financing activities	$(63,535)	$309,293
During the six months ended June 30, 2021, cash used in financing activities was primarily related to the extinguishment of our 2015 Credit Agreement and the entering into of our New Credit Agreement. Net cash proceeds of $3,034.8 million received for the New Term Loan were offset by (i) $3,064.0 million of cash used in the extinguishment of the 2015 Term Loan and (ii) $24.1 million for payments of debt issuance costs associated with the issuance of the New Credit Agreement. Additionally, we made payments of $12.8 million for a recapitalization investment portfolio distribution and received cash proceeds of $14.6 million related to the exercise of stock options. Payments for long-term debt and finance leases were $9.7 million.
During the six months ended June 30, 2020, cash provided by financing activities was primarily due to cash proceeds of $1,773.0 million from our IPO, net of IPO costs paid. A portion of the IPO net proceeds were used to redeem our HoldCo Notes, which included $1,450.0 million of principal and a $14.5 million redemption premium. Additionally, in June 2020, we issued $1,200.0 million of unsecured senior notes, which was used to redeem our OpCo Notes, including $1,125.0 million of principal and a $35.9 million redemption premium. We used cash of $17.2 million for payments of debt issuance costs associated with the issuance of the unsecured senior notes. Payments for long-term debt and finance leases were $23.2 million.

Indebtedness
On January 13, 2021, together with the Co-Borrower, we entered into and closed on the New Term Loan and the New Revolving Credit Facility under the New Credit Agreement. Borrowings under the New Term Loan bear interest, initially, at a rate equal to, at our option of either (a) Adjusted LIBOR plus a margin of 2.25% with an “Adjusted LIBOR floor” of 0.50% or (b) Base Rate plus a margin of 1.25%, with a “Base Rate floor” of 1.50%. Loans under the New Revolving Credit Facility bear interest, initially, at a rate equal to, at our option of either (a) Adjusted LIBOR plus a margin of 2.00% with an “Adjusted LIBOR floor” of 0.00% or (b) Base Rate plus a margin of 1.00% with a “Base Rate floor” of 1.00%. Pricing on each of the New Term Loan and New Revolving Credit Facility includes a 25 basis point step-down to the respective interest rate margins upon the achievement and maintenance of a total net leverage ratio of 3.75:1.00 or lower or upon the public announcement that our corporate credit rating from each of Moody’s and S&P is equal to or better than Ba2 or BB, respectively. We expect the pricing on our New Term Loan and New Revolving Credit Facility to decrease in the third quarter of 2021 due to us achieving a total net leverage ratio of 3.75:1.00 or lower. In addition to paying interest on any outstanding principal under the New Revolving Credit Facility, we are required to pay a commitment fee on the unused portion, payable quarterly in arrears. Interest on the New Term Loan was based on Adjusted LIBOR as of June 30, 2021. Principal payments on the New Term Loan are payable on the last business day of each quarter, beginning with the quarter ended June 30, 2021.
As of June 30, 2021, we had total long-term debt and finance lease obligations outstanding of approximately $4,292.7 million, as well as $598.4 million of availability under our New Revolving Credit Facility, after giving effect to outstanding letters of credit. Other than the customary covenants and default provisions related to the New Credit Agreement, there were no changes to the debt covenants or default provisions related to our outstanding debt or other obligations during the first six months of 2021. We were in compliance with all covenants for all long-term debt arrangements as of June 30, 2021 and December 31, 2020. For additional information on our debt and finance lease arrangements, debt covenants and default provisions, see Note 4, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 9, “Long-term Debt and Finance Lease Obligations,” of our audited consolidated financial statements included in our 2020 Form 10-K.
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
Key assumptions that drive the estimated fair values for the reporting units are our risk adjusted discounted cash flows and market comparable information for our industry. The fair value of a reporting unit could be negatively impacted by future events and circumstances. Such events or circumstances include a future decline in our results of operations, a decline in the valuation of biopharmaceutical company stocks, a significant slowdown in the worldwide economy, the impact of the COVID-19 pandemic on the biopharmaceutical industry, failure to meet the performance projections included in our forecasts of future operating results, loss of key customers and a reduction in R&D spending or outsourcing by biopharmaceutical companies, among other events and circumstances. Additionally, certain revenue streams of these reporting units were negatively impacted by the COVID-19 pandemic due to certain clinic closures and delays of new studies and/or pauses to ongoing studies or certain activities thereof, and to the extent that the impacts are significant in the future or result in a change to the long-term outlook, such impacts could trigger an impairment to these reporting units in the future. While no impairment charges were recorded during the three or six months ended June 30, 2021, future goodwill or other long-lived asset impairment, if any, could have a material impact on our results of operations.
We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2020 Form 10-K. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three and six months ended June 30, 2021, there were no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2020 Form 10-K.
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
Uncertainties associated with the transaction with Thermo Fisher Scientific Inc. could adversely affect our business, results of operations and/or financial condition.
On April 15, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Thermo Fisher Scientific Inc., a company organized under the laws of Delaware (“Thermo Fisher”) and Powder Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Thermo Fisher (“Merger Sub”) pursuant to which we will be, subject to the terms and conditions of the Merger Agreement, merged with and into Merger Sub, with PPD continuing as the surviving corporation and a wholly owned subsidiary of Thermo Fisher (the “Merger”).
On July 16, 2021, we and Thermo Fisher each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Federal Trade Commission (“FTC”), in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) until the 30th day after substantial compliance by us and Thermo Fisher with the Second Request, unless the waiting period is terminated earlier by the FTC.
The consummation of the Merger remains subject to the satisfaction or, to the extent permitted by law, waiver of customary closing conditions, including approvals under the HSR Act and certain other competition and foreign direct investment laws. The regulatory agencies from which certain of these clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.
The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to:
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
The closing of the Merger may not occur. The Merger Agreement contains certain termination rights for us and Thermo Fisher, including, among others, the right to terminate the Merger Agreement (i) by mutual written consent of us, Thermo Fisher and Merger Sub and (ii) by us or Thermo Fisher if the Merger has not been consummated on or before the Outside Date (as such term is defined in, and as may be extended pursuant to the terms of, the Merger Agreement). If the Merger Agreement is terminated under certain circumstances, we may be required to pay Thermo Fisher a termination fee. Payment of this termination fee may require us to use available cash that would otherwise be used for general purposes or strategic initiatives, which could adversely affect our business, results of operations and/or financial condition. Additionally, if the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including: (i) adverse reactions from the financial markets, including negative impacts on our stock price; (ii) adverse reactions from our customers, regulators and employees; (iii) payment of certain costs relating to the Merger, including legal, accounting and financial advisor fees; (iv) the limitations on us to take certain specified actions during the pendency of the Merger and (v) the fact that matters relating to the Merger require substantial commitments of time and resources by management which could have otherwise been devoted to ongoing operations and other opportunities that may have been beneficial to us as an independent company.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are restricted from soliciting, initiating or knowingly encouraging or facilitating alternative acquisition proposals from third parties and/or from providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Company Takeover Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration agreed to in the Merger.
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

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or furnished as a part of this report and are incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 15, 2021, by and among PPD, Inc., Thermo Fisher Scientific Inc. and Powder Acquisition Corp.	8-K	001-39212	2.1	April 16, 2021
10.1	Investment Portfolio Side Letter, dated April 14, 2021, by and among PPD, Inc., Hellman and Friedman Capital Partners VII, L.P., and Carlyle Partners VI, L.P.	-	-	-	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	-	-	-	Filed Herewith
32.1^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished Herewith
32.2^	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	-	-	-	Furnished Herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	-	-	-	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	-	-	-	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	-	-	-	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	-	-	-	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	-	-	-	Filed Herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document	-	-	-	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	-	-	-	Filed Herewith
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2021.

PPD, Inc.

By:	/s/ Christopher G. Scully
Name:	Christopher G. Scully
Title:	Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)