Form 10-Q
period 2021-09-30
PPD, Inc.
filed 2021-10-28
CIK 1793294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2021
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
910-251-0081
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	351,394,547 shares outstanding as of October 25, 2021

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
•our ability to accurately price our contracts and manage costs associated with the performance of such contracts;
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

PPD, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,560,796	$1,233,802	$4,514,648	$3,317,182

Operating costs and expenses:
Direct costs, exclusive of depreciation and amortization	529,690	433,422	1,507,510	1,222,700
Reimbursed costs	433,358	335,866	1,330,704	810,523
Selling, general and administrative expenses	335,624	249,320	959,587	734,712
Depreciation and amortization	74,028	71,317	227,426	206,395
Long-lived asset impairment	—	1,414	1,584	1,414
Total operating costs and expenses	1,372,700	1,091,339	4,026,811	2,975,744
Income from operations	188,096	142,463	487,837	341,438
Interest expense, net of interest income of $381 and $433 for the three months ended September 30, 2021 and 2020, respectively, and $1,377 and $1,996 for the nine months ended September 30, 2021 and 2020, respectively	(46,231)	(49,882)	(139,577)	(165,995)
Loss on extinguishment of debt	—	—	(10,677)	(93,534)
Gain (loss) on investments	18,971	(53,100)	(28,127)	16,649
Other income (expense), net	21,022	(17,153)	17,392	(14,097)
Income before provision for income taxes	181,858	22,328	326,848	84,461
Provision for income taxes	39,993	11,169	81,421	20,682
Income before equity in earnings (losses) of unconsolidated affiliates	141,865	11,159	245,427	63,779
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes	27,250	(2,057)	22,488	(5,686)
Net income	169,115	9,102	267,915	58,093
Net income attributable to noncontrolling interest	(2,044)	(1,587)	(3,955)	(4,499)
Net income attributable to PPD, Inc.	167,071	7,515	263,960	53,594
Recapitalization investment portfolio consideration	(14,150)	44,468	22,189	(6,529)
Net income attributable to common stockholders of PPD, Inc.	$152,921	$51,983	$286,149	$47,065

Earnings per share attributable to common stockholders of PPD, Inc.:
Basic	$0.44	$0.15	$0.82	$0.14
Diluted	$0.43	$0.15	$0.80	$0.14
Weighted-average common shares outstanding:
Basic	351,351	348,672	350,974	338,277
Diluted	359,538	354,830	358,826	343,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$169,115	$9,102	$267,915	$58,093

Other comprehensive (loss) income, net of tax expense (benefit):
Foreign currency translation	(54,083)	45,602	(52,997)	(7,192)
Defined benefit plan, net of income taxes of $41 and $28 for the three months ended September 30, 2021 and 2020, respectively, and $128 and $85 for the nine months ended September 30, 2021 and 2020, respectively	179	138	550	380
Derivative instruments, net of income taxes of $1,812 and $297 for the three months ended September 30, 2021 and 2020, respectively, and $13,476 and $(31,300) for the nine months ended September 30, 2021 and 2020, respectively	5,548	503	40,975	(96,992)
Other comprehensive (loss) income	(48,356)	46,243	(11,472)	(103,804)
Comprehensive income (loss)	120,759	55,345	256,443	(45,711)
Comprehensive income attributable to noncontrolling interest	(1,689)	(2,078)	(2,805)	(5,651)
Comprehensive income (loss) attributable to PPD, Inc.	119,070	53,267	253,638	(51,362)
Recapitalization investment portfolio consideration	(14,150)	44,468	22,189	(6,529)
Comprehensive income (loss) attributable to common stockholders of PPD, Inc.	$104,920	$97,735	$275,827	$(57,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,172,716	$767,999
Accounts receivable and unbilled services, net	2,071,676	1,609,718
Income taxes receivable	12,312	22,386
Prepaid expenses and other current assets	172,363	146,100
Total current assets	3,429,067	2,546,203

Property and equipment, net	509,314	496,474
Investments in unconsolidated affiliates	78,037	43,178
Investments	241,482	265,894
Goodwill, net	1,798,369	1,820,208
Intangible assets, net	619,749	748,404
Other assets	191,923	201,643
Operating lease right-of-use assets	160,076	171,839
Total assets	$7,028,017	$6,293,843
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Deficit
Current liabilities:
Accounts payable	$181,499	$176,341
Accrued expenses:
Payables to investigators	524,647	404,654
Accrued employee compensation	354,604	331,156
Other accrued expenses	202,465	195,779
Income taxes payable	26,453	21,206
Unearned revenue	1,429,817	1,060,544
Current portion of operating lease liabilities	44,555	51,643
Current portion of long-term debt and finance lease obligations	34,521	36,238
Total current liabilities	2,798,561	2,277,561

Accrued income taxes	22,198	18,658
Deferred tax liabilities	50,827	54,535
Recapitalization investment portfolio liability	169,734	191,923
Long-term operating lease liabilities, less current portion	128,382	137,657
Long-term debt and finance lease obligations, less current portion	4,207,811	4,226,192
Other liabilities	37,191	98,908
Total liabilities	7,414,704	7,005,434
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	37,734	34,929
Stockholders’ deficit:
Preferred stock - $0.01 par value; 100,000 shares authorized; None issued and outstanding	—	—
Common stock - $0.01 par value; 2,000,000 shares authorized; 352,029 shares issued and 351,390 shares outstanding as of September 30, 2021 and 350,858 shares issued and 350,132 shares outstanding as of December 31, 2020	3,520	3,509
Treasury stock, at cost, 639 and 726 shares as of September 30, 2021 and December 31, 2020, respectively	(11,928)	(13,268)
Additional paid-in-capital	1,865,963	1,819,892
Accumulated deficit	(1,985,659)	(2,271,808)
Accumulated other comprehensive loss	(296,317)	(284,845)
Total stockholders’ deficit	(424,421)	(746,520)
Total liabilities, redeemable noncontrolling interest and stockholders’ deficit	$7,028,017	$6,293,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$267,915	$58,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,426	206,395
Stock-based compensation expense	33,548	16,099
Operating lease right-of-use asset expense	34,174	34,625
Amortization of debt issuance costs and debt discounts	6,046	8,263
Loss (gain) on investments	28,127	(16,649)
Deferred income tax (benefit) expense	(8,907)	5,770
Loss on extinguishment of debt	10,677	93,534
Amortization of costs to obtain a contract	11,793	7,973
Equity in (earnings) losses of unconsolidated affiliates, net of income taxes	(22,488)	5,686
Other	(1,280)	256
Change in operating assets and liabilities:
Accounts receivable and unbilled services, net	(516,639)	(148,501)
Prepaid expenses and other current assets	(24,150)	26,908
Other assets	(6,570)	(39,813)
Income taxes, net	22,101	(21,445)
Accounts payable, accrued expenses and other liabilities	167,687	116,503
Operating lease liabilities	(38,203)	(33,165)
Unearned revenue	395,136	(52,065)
Net cash provided by operating activities	586,393	268,467
Cash flows from investing activities:
Purchases of property and equipment	(88,213)	(116,418)
Capital contributions paid for investments	(3,827)	(5,382)
Distributions received from investments	112	19,704
Investment in unconsolidated affiliate	(5,000)	(10,000)
Other	(1,600)	321
Net cash used in investing activities	(98,528)	(111,775)
Cash flows from financing activities:
Proceeds from New Term Loan	3,034,750	—
Redemption of 2015 Term Loan	(3,064,006)	—
Borrowing on revolving credit facility	—	150,000
Repayment of revolving credit facility	—	(150,000)
Proceeds from issuance of 2025 and 2028 Notes	—	1,200,000
Redemption of HoldCo Notes	—	(1,464,500)
Redemption of OpCo Notes	—	(1,160,865)
Payments on long-term debt and finance leases	(18,118)	(32,080)
Payment of debt issuance costs	(24,120)	(18,525)
Payment of contingent consideration for acquisition of business	—	(4,338)
Net proceeds from initial public offering	—	1,772,960
Recapitalization investment portfolio distribution	(12,819)	—
Proceeds from exercise of stock options	16,075	14,272
Payments related to tax withholdings for stock-based compensation	(2,314)	—
Purchase of treasury stock	—	(626)
Net cash (used in) provided by financing activities	(70,552)	306,298
Effect of exchange rate changes on cash and cash equivalents	(12,596)	(5,087)
Net increase in cash and cash equivalents	404,717	457,903
Cash and cash equivalents, beginning of the period	767,999	345,187
Cash and cash equivalents, end of the period	$1,172,716	$803,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2021	$36,045	351,952	$3,520	$1,852,175	640	$(11,941)	$(247,961)	$(2,138,580)	$(542,787)
Net income	2,044	—	—	—	—	—	—	167,071	167,071
Other comprehensive loss	(355)	—	—	—	—	—	(48,356)	—	(48,356)
Issuance of common stock	—	77	—	1,262	(1)	13	—	—	1,275
Stock-based compensation expense	—	—	—	12,600	—	—	—	—	12,600
Payments for taxes withheld for stock-based compensation	—	—	—	(74)	—	—	—	—	(74)
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	(14,150)	(14,150)
Balance, September 30, 2021	$37,734	352,029	$3,520	$1,865,963	639	$(11,928)	$(296,317)	$(1,985,659)	$(424,421)

Balance, December 31, 2020	$34,929	350,858	$3,509	$1,819,892	726	$(13,268)	$(284,845)	$(2,271,808)	$(746,520)
Net income	3,955	—	—	—	—	—	—	263,960	263,960
Other comprehensive loss	(1,150)	—	—	—	—	—	(11,472)	—	(11,472)
Issuance of common stock	—	1,171	11	14,836	(87)	1,340	—	—	16,187
Stock-based compensation expense	—	—	—	33,548	—	—	—	—	33,548
Payments for taxes withheld for stock-based compensation	—	—	—	(2,313)	—	—	—	—	(2,313)
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	22,189	22,189
Balance, September 30, 2021	$37,734	352,029	$3,520	$1,865,963	639	$(11,928)	$(296,317)	$(1,985,659)	$(424,421)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PPD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST
(unaudited)
(in thousands)

		PPD, Inc. Stockholders’ Deficit
		Common Stock			Treasury Stock
	Redeemable Noncontrolling Interest	Shares	Amount	Paid-in-Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2020	$33,609	349,312	$3,493	$1,787,645	726	$(13,268)	$(448,951)	$(2,397,045)	$(1,068,126)
Net income	1,587	—	—	—	—	—	—	7,515	7,515
Other comprehensive income	491	—	—	—	—	—	46,243	—	46,243
Issuance of common stock	—	979	10	13,553	—	—	—	—	13,563
Stock-based compensation expense	—	—	—	5,409	—	—	—	—	5,409
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	44,468	44,468
Balance, September 30, 2020	$35,687	350,291	$3,503	$1,806,607	726	$(13,268)	$(402,708)	$(2,345,062)	$(950,928)

Balance, December 31, 2019	$30,036	280,127	$2,801	$1,983	701	$(12,707)	$(298,904)	$(2,391,321)	$(2,698,148)
Net income	4,499	—	—	—	—	—	—	53,594	53,594
Other comprehensive income (loss)	1,152	—	—	—	—	—	(103,804)	—	(103,804)
Issuance of common stock	—	70,164	702	1,788,525	—	—	—	—	1,789,227
Repurchases of common stock	—	—	—	—	25	(561)	—	—	(561)
Stock-based compensation expense	—	—	—	16,099	—	—	—	—	16,099
Recapitalization investment portfolio consideration	—	—	—	—	—	—	—	(6,529)	(6,529)
Other	—	—	—	—	—	—	—	(806)	(806)
Balance, September 30, 2020	$35,687	350,291	$3,503	$1,806,607	726	$(13,268)	$(402,708)	$(2,345,062)	$(950,928)

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
Unaudited Interim Financial Information and the Use of Estimates
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies it follows for annual financial reporting and are disclosed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). There have been no significant changes to the Company’s significant accounting policies during the first nine months of 2021.
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
In the opinion of the Company’s management, these condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full twelve-month period ending December 31, 2021 or any other future period. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2020 Form 10-K. The information as of December 31, 2020 in the Company’s condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements included in the 2020 Form 10-K.
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

Third-party costs incurred related to the proposed merger during the three and nine months ended September 30, 2021 were $1.9 million and $13.4 million, respectively, and are recorded as a component of selling, general and administrative (“SG&A”) expenses on the condensed consolidated statements of operations.
Gain on Investment in Unconsolidated Affiliate
During September 2021, one of the Company’s equity method investments, Medable, Inc. (“Medable”), completed a round of financing to raise capital which resulted in a dilution of the Company’s ownership. The net effect of this dilution on the Company’s ownership resulted in a gain of $31.9 million, net of taxes. The gain is recorded as a component of equity in earnings (losses) of unconsolidated affiliates, net of income taxes, on the condensed consolidated statements of operations. The Company continues to have the ability to exercise significant influence from its investment in Medable. See Note 6, “Investments,” of the Company’s 2020 Form 10-K for additional information on the Company’s investments.
2.    Revenue
Performance Obligations
Revenue recognized from performance obligations partially satisfied in prior periods was $65.3 million and $149.3 million for the three and nine months ended September 30, 2021, respectively, and $28.4 million and $82.9 million for the three and nine months ended September 30, 2020, respectively. These cumulative catch-up adjustments primarily relate to contract modifications executed in the relevant period, which resulted in changes to the transaction price, and to a lesser extent, changes in transaction price related to variable consideration and changes in estimates such as estimated total costs.
As of September 30, 2021, the aggregate amounts of transaction price allocated to unsatisfied performance obligations with an original contract term of greater than one year was $10.3 billion. The Company expects to recognize 36% to 42% of the transaction price allocated to unsatisfied performance obligations over the next 12 months as services are rendered, with the remainder recognized thereafter during the remaining contract term. The Company does not include the value of the transaction price allocated to unsatisfied performance obligations for contracts that have an original contract term of less than one year, for contracts which are determined to be short-term based on certain termination for convenience provisions or where the right to invoice practical expedient has been applied.
Accounts Receivable and Unbilled Services, Net and Unearned Revenue
The Company’s accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$1,031,077	$735,568
Unbilled services	1,047,180	882,078
Total accounts receivable and unbilled services	2,078,257	1,617,646
Allowance for doubtful accounts	(6,581)	(7,928)
Total accounts receivable and unbilled services, net	$2,071,676	$1,609,718
The Company’s unearned revenue consisted of the following amounts on the dates set forth below:

(in thousands)	September 30, 2021	December 31, 2020
Unearned revenue	$1,429,817	$1,060,544
As of September 30, 2021 and December 31, 2020, contract assets of $215.3 million and $171.2 million, respectively, were included in unbilled services. The changes in the Company’s contract assets and unearned revenue resulted from the timing difference between the Company’s satisfaction of performance obligations under its contracts, achievement of billing milestones and customer payments. Additionally, during the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $757.7 million and $815.4 million, respectively, from the balance of unearned revenue outstanding as of the beginning of each respective year. Impairments of accounts receivable, unbilled services and contract assets were insignificant during the three and nine months ended September 30, 2021 and 2020.
Customer Concentration
Concentrations of credit risk with respect to accounts receivable and unbilled services, net, are limited due to the Company’s large number of customers. As of September 30, 2021 and December 31, 2020, one customer accounted for approximately 11% and 12%, respectively, of accounts receivable and unbilled services, net. No one customer accounted for greater than 10% of revenues for the three and nine months ended September 30, 2021 or 2020.

3.    Goodwill and Intangible Assets, Net
Goodwill, Net
The changes in the carrying amount of goodwill by segment consisted of the following on the dates set forth below:

(in thousands)	Total	Clinical Development Services	Laboratory Services
Balance at December 31, 2020:
Goodwill	$1,946,919	$1,720,305	$226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	1,820,208	1,620,873	199,335
Activity:
Translation adjustments	(21,839)	(21,839)	—
Balance at September 30, 2021:
Goodwill	1,925,080	1,698,466	226,614
Accumulated impairment losses	(126,711)	(99,432)	(27,279)
Goodwill, net	$1,798,369	$1,599,034	$199,335
Intangible Assets, Net
The Company’s definite-lived intangible assets consisted of the following on the dates set forth below:

	September 30, 2021			December 31, 2020
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$893,385	$(513,486)	$379,899	$902,302	$(479,341)	$422,961
Trade names	375,156	(177,687)	197,469	378,764	(159,131)	219,633
Backlog	179,686	(179,686)	—	181,762	(181,196)	566
Investigator/payer network	240,168	(231,480)	8,688	245,683	(217,963)	27,720
Technology/intellectual property	8,600	(4,934)	3,666	8,600	(4,256)	4,344
Know-how/processes	593,343	(563,316)	30,027	598,922	(525,742)	73,180
Total	$2,290,338	$(1,670,589)	$619,749	$2,316,033	$(1,567,629)	$748,404
Amortization expense was $37.8 million and $122.5 million for the three and nine months ended September 30, 2021, respectively, and $39.5 million and $118.6 million for the three and nine months ended September 30, 2020, respectively.
4.    Long-term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following on the dates set forth below:

(dollars in thousands)	Maturity Date	Effective Rate	Stated Rate	September 30, 2021	December 31, 2020
New Term Loan	January 2028	2.70%	2.50%	$3,034,750	$—
2025 Notes	June 2025	4.97%	4.63%	500,000	500,000
2028 Notes	June 2028	5.24%	5.00%	700,000	700,000
2015 Term Loan (1)	August 2022	3.71%	3.50%	—	3,064,006
Finance lease obligations	Various	Various	Various	57,297	25,734
				4,292,047	4,289,740
Unamortized debt discount				(13,756)	(4,198)
Unamortized debt issuance costs				(35,959)	(23,112)
Current portion of long-term debt and finance lease obligations				(34,521)	(36,238)
Long-term debt and finance lease obligations, less current portion				$4,207,811	$4,226,192
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
Borrowings under the New Term Loan bear interest at a rate equal to, at the option of the Company, either (a) Adjusted LIBOR (as defined in the New Credit Agreement) plus a margin of 2.00% with an “Adjusted LIBOR floor” of 0.50% or (b) Base Rate (as defined in the New Credit Agreement) plus a margin of 1.00%, with a “Base Rate floor” of 1.50%. Loans under the New Revolving Credit Facility bear interest, at a rate equal to, at the option of the Company either (a) Adjusted LIBOR plus a margin of 1.75% with an “Adjusted LIBOR floor” of 0.00% or (b) Base Rate plus a margin of 0.75% with a “Base Rate floor” of 1.00%. Pricing on each of the New Term Loan and New Revolving Credit Facility included a 25 basis point step-down to the respective interest rate margins for achievement and maintenance of a total net leverage ratio of 3.75:1.00 or lower which was achieved during the quarter ended September 30, 2021. Interest on the New Term Loan was based on Adjusted LIBOR as of September 30, 2021.
In addition to paying interest on outstanding principal under the New Revolving Credit Facility, the Company is required to pay a commitment fee, payable quarterly in arrears, of 0.50% per annum on the average daily unused portion of the New Revolving Credit Facility, with step-downs to (i) 0.375% and (ii) 0.25% per annum on such portion upon achievement of a total net leverage ratio equal to or less than (i) 4.75x and (ii) 3.75x, respectively, and an additional 0.125% per annum upon the public announcement that the Company’s corporate credit rating from each of Moody’s and S&P is equal to or better than Ba2 or BB, respectively. The commitment fee shall, however, in no event be less than 0.25% per annum. The commitment fee was set at 0.25% per annum for the quarter ending September 30, 2021. The borrowers must also pay customary letter of credit fees.
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

The borrowers are required to repay installments on the New Term Loan in quarterly principal amounts equal to 0.25% of the original principal amount of the New Term Loan borrowed on the last business day of each calender quarter end, with the balance payable on January 13, 2028. The entire principal amount of revolving loans outstanding (if any) under the New Revolving Credit Facility are due and payable in full at maturity on January 13, 2026, on which day the revolving credit commitments thereunder will terminate.
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
From time to time, the Company is required to have L/C issued on its behalf to provide credit support for guarantees, contractual commitments or insurance policies. As of September 30, 2021 and December 31, 2020, the Company had L/C outstanding with an aggregate value of $1.6 million which reduced available borrowings under the New Revolving Credit Facility and 2015 Revolving Credit Facility by such amount. As of September 30, 2021, the Company had available credit under the New Revolving Credit Facility of $598.4 million. The Company did not have any borrowings outstanding under the New Revolving Credit Facility as of or at any time during the three and nine month periods ended September 30, 2021.
Debt Covenants and Default Provisions
Other than the customary covenants and default provisions related to the New Credit Agreement, there were no changes to the debt covenants or default provisions related to the Company’s other outstanding debt or other obligations during the first nine months of 2021. The Company was in compliance with all covenants for all long-term debt arrangements as of September 30, 2021 and December 31, 2020. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 9, “Long-term Debt and Finance Lease Obligations,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K.
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

Scheduled Maturities of Long-term Debt and Finance Lease Obligations
As of September 30, 2021, the scheduled maturities of long-term debt and settlement of finance lease obligations for the remainder of 2021, each of the next five years and thereafter were as follows (in thousands):

Year	Amount
2021 (remaining three months)	$8,597
2022	34,910
2023	34,581
2024	34,615
2025	534,720
2026	35,135
Thereafter	3,609,489
Total	$4,292,047
5.    Income Taxes
The Company’s effective income tax rate was 22.0% and 50.0% for the three months ended September 30, 2021 and 2020, respectively, and 24.9% and 24.5% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s provision for income taxes for the three months ended September 30, 2021 and the nine months ended September 30, 2021 and 2020 was primarily due to the estimated tax effect on the Company’s pre-tax income. The Company’s provision for income taxes for the three months ended September 30, 2020 was primarily due to the estimated tax on the Company’s distribution of pre-tax income among domestic and foreign jurisdictions and the impact of statutory rate changes in the United Kingdom.
As of September 30, 2021 and December 31, 2020, the Company’s total unrecognized tax benefits were $23.9 million and $21.3 million, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2021 and December 31, 2020, were $17.1 million and $14.9 million, respectively, net of the federal benefit for state taxes that, if recognized, would reduce the Company’s effective tax rate. In addition, the Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $8.1 million within the next 12 months due to the filing of amended returns, settlement of audits and the expiration of the statutes of limitations.
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

The following table summarizes the material terms of the interest rate swaps outstanding as of September 30, 2021 (dollars in thousands):

Swap #	Terms	Notional Amount	Fixed Interest Rate	Maturity Date	Designated/Undesignated
1	Variable to fixed	$1,500,000	1.19%	March 31, 2025	Designated
2	Variable to fixed	1,428,000	1.22%	March 31, 2025	Designated
3	Variable to fixed	72,000	1.22%	March 31, 2025	Undesignated
4	Variable to fixed	500,000	1.17%	March 31, 2025	Undesignated
5	Fixed to variable	500,000	0.52%	March 31, 2025	Undesignated
During the three months ended September 30, 2021 and 2020, the Company recorded a loss of $0.1 million and a gain of $0.4 million, respectively, in other income (expense), net, from the settlement and change in the fair value of the undesignated interest rate swaps. During the nine months ended September 30, 2021 and 2020, the Company recorded a gain of $0.6 million and a loss of $1.5 million, respectively, in other income (expense), net, from the settlement and change in the fair value of the undesignated interest rate swaps. The Company expects to reclassify current unrealized losses of $32.6 million within the next 12 months from AOCL to interest expense, net, on the condensed consolidated statements of operations as interest payments are made on the New Term Loan.
The Company recognized the following amounts of pre-tax (loss) gain as a component of other comprehensive income (“OCI”) or other comprehensive loss (“OCL”) during the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Pre-Tax (Loss) Gain Recognized in OCI or OCL
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate swaps	$(1,174)	$(4,364)	$29,421	$(142,709)
The following table provides the location of the pre-tax loss reclassified from AOCL into the condensed consolidated statements of operations for the periods indicated below:

		Pre-Tax Loss Reclassified from AOCL into Statements of Operations
(in thousands)	Location of Loss Reclassified from AOCL into Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swaps	Interest expense, net	$(8,534)	$(5,001)	$(25,030)	$(4,513)
Interest rate swaps	Other income (expense), net	—	(163)	—	(9,904)
The fair value of derivative instruments consisted of the following balances on the dates set forth below:

		September 30, 2021		December 31, 2020
(in thousands)	Balance sheet location	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Other accrued expenses	$—	$31,635	$—	$32,188
Interest rate swaps	Other liabilities	—	18,447	—	74,286
Derivatives not designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	1,942	—	1,901	—
Interest rate swaps	Other assets	—	—	1,667	—
Interest rate swaps	Other accrued expenses	—	6,011	—	5,184
Interest rate swaps	Other liabilities	—	8,355	—	11,893
		$1,942	$64,448	$3,568	$123,551
The Company considers the fair value of interest rate swap assets and liabilities to be a Level 2 classification within the fair value hierarchy. See Note 8, “Fair Value Measurements,” for additional information.

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
Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

As of September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,222	$—	$240,260	$241,482
Derivative instruments	—	1,942	—	1,942
Total assets	$1,222	$1,942	$240,260	$243,424

Liabilities
Derivative instruments	$—	$64,448	$—	$64,448
Recapitalization investment portfolio liability	—	—	169,734	169,734
Total liabilities	$—	$64,448	$169,734	$234,182

As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,307	$—	$264,587	$265,894
Derivative instruments	—	3,568	—	3,568
Total assets	$1,307	$3,568	$264,587	$269,462

Liabilities
Derivative Instruments	$—	$123,551	$—	$123,551
Recapitalization investment portfolio liability	—	—	204,742	204,742
Total liabilities	$—	$123,551	$204,742	$328,293

Fair Value Investments
The following table summarizes the Company’s quantitative information about the fair value measurements of Auven Therapeutics Holdings, L.P. (“Auven”) and venBio Global Strategic Fund, L.P. (“venBio”) on the dates set forth below (dollars in thousands):

	Quantitative Information About Level 3 Fair Value Measurements for September 30, 2021
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$224,314	Market evaluation/pricing models	Discount for lack of marketability	20.0% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%

	Quantitative Information About Level 3 Fair Value Measurements for December 31, 2020
Description	Fair Value	Valuation Technique	Unobservable Input	Range of Rates
Fair value option investments	$253,801	Market evaluation/pricing models	Discount for lack of marketability	12.5% - 32.5%
		Recent acquisition transactions	Discount for lack of control	20.0% - 35.0%
See Note 6, “Investments,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K for additional information on the Company’s investments.
Changes in fair value of the Company’s investments measured on a recurring basis using significant unobservable inputs (Level 3) for the respective periods were as follows:

(in thousands)	2021	2020
Balance as of January 1,	$264,587	$248,453
Recognized fair value (loss) gain	(28,042)	16,296
Cash distributions received	(112)	(19,704)
Capital contributions paid	3,827	5,382
Balance as of September 30,	$240,260	$250,427
Recapitalization Investment Portfolio Liability
Changes in fair value of the recapitalization investment portfolio liability measured on a recurring basis using significant unobservable inputs (Level 3) for the respective periods were as follows:

(in thousands)	2021	2020
Balance as of January 1,	$204,742	$191,678
Recapitalization investment portfolio consideration change in value	(22,189)	6,529
Cash distributions paid	(12,819)	—
Balance as of September 30,	$169,734	$198,207
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

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
New Term Loan	$3,034,750	$3,030,957	$—	$—
2025 Notes	500,000	521,875	500,000	527,645
2028 Notes	700,000	753,375	700,000	754,257
2015 Term Loan	—	—	3,064,006	3,067,652

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
9.    Accumulated Other Comprehensive Loss
The balances of AOCL, net of tax, were as follows for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of June 30, 2021	$(200,340)	$(44,495)	$(3,126)	$(247,961)
OCL before reclassifications	(54,083)	(884)	—	(54,967)
Amounts reclassified from AOCL	—	6,432	179	6,611
Net (OCL) or OCI	(54,083)	5,548	179	(48,356)
Balance as of September 30, 2021	$(254,423)	$(38,947)	$(2,947)	$(296,317)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(201,426)	$(79,922)	$(3,497)	$(284,845)
(OCL) or OCI before reclassifications	(52,997)	22,124	—	(30,873)
Amounts reclassified from AOCL	—	18,851	550	19,401
Net (OCL) or OCI	(52,997)	40,975	550	(11,472)
Balance as of September 30, 2021	$(254,423)	$(38,947)	$(2,947)	$(296,317)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of June 30, 2020	$(359,246)	$(88,929)	$(776)	$(448,951)
OCI or (OCL) before reclassifications	45,602	(3,073)	—	42,529
Amounts reclassified from AOCL	—	3,576	138	3,714
Net OCI	45,602	503	138	46,243
Balance as of September 30, 2020	$(313,644)	$(88,426)	$(638)	$(402,708)

(in thousands)	Foreign Currency Translation	Derivative Instruments	Defined Benefit Plan	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(306,452)	$8,566	$(1,018)	$(298,904)
OCL before reclassifications	(7,192)	(107,546)	(22)	(114,760)
Amounts reclassified from AOCI or AOCL	—	10,554	402	10,956
Net (OCL) or OCI	(7,192)	(96,992)	380	(103,804)
Balance as of September 30, 2020	$(313,644)	$(88,426)	$(638)	$(402,708)

The following table presents the significant reclassifications to the condensed consolidated statements of operations out of AOCL or AOCI and the line item affected on the condensed consolidated statements of operations for the respective periods were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCL or AOCI Components	2021	2020	2021	2020	Affected line item in statements of operations
Losses on derivative instruments:
Interest rate swaps	$(8,534)	$(5,001)	$(25,030)	$(4,513)	Interest expense, net
Interest rate swaps	—	(163)	—	(9,904)	Other income (expense), net
Income tax benefit	2,102	1,588	6,179	3,863	Provision for income taxes
Total net of income tax	$(6,432)	$(3,576)	$(18,851)	$(10,554)

Defined benefit plan:
Amortization of actuarial loss	$(220)	$(166)	$(678)	$(487)	Other income (expense), net
Income tax benefit	41	28	128	85	Provision for income taxes
Total net of income tax	$(179)	$(138)	$(550)	$(402)
10.    Related Party Transactions
Majority Sponsors Transactions
The Company’s majority sponsors include the Carlyle Group Inc. (“Carlyle”) and Hellman & Friedman LLC (“H&F”). Affiliates of Carlyle had investments in the 2015 Term Loan totaling $12.6 million as of December 31, 2020 and no investments in the New Term Loan as of September 30, 2021. The amounts paid to the relevant affiliates for those loans for the respective periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest paid	$—	$114	$1,174	$1,511
Principal paid	—	33	12,853	408
Recapitalization investment portfolio distributions made to affiliates of Carlyle and affiliates of H&F during the nine months ended September 30, 2021 were $11.8 million. There were no such payments made during the three months ended September 30, 2021 or the three and nine months ended September 30, 2020. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Company’s audited consolidated financial statements included in the 2020 Form 10-K for additional information related to the recapitalization investment portfolio liability.
SNBL Transactions
The Company owns 60% of its consolidated subsidiary PPD-SNBL K.K. (“PPD-SNBL”). The 40% ownership interest held by Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheets due to certain put options, one of which is triggered by a change in control of the Company, under which SNBL may require the Company to purchase SNBL’s remaining ownership interest at fair value upon the occurrence of certain events described in the PPD-SNBL shareholders agreement. As of September 30, 2021, no such events had occurred. Upon closing of the proposed merger with Thermo Fisher and for a period of one year thereafter, SNBL will have the right, but not the obligation, to exercise its put option to sell its 40% ownership interest in PPD-SNBL to the Company.
Both the Company and SNBL have service agreements to provide administrative and support services to PPD-SNBL, both of which will remain in effect as long as the PPD-SNBL shareholders agreement remains in effect. The Company and SNBL also have a collaboration agreement under which the parties may collaborate on various drug development services. This collaboration agreement will remain in effect as long as SNBL owns at least 20% of PPD-SNBL. For the three months ended September 30, 2021 and 2020, the Company incurred expenses for services rendered under the services agreement of $0.3 million and $0.2 million, respectively. For each of the nine months ended September 30, 2021 and 2020, the Company incurred expenses under the services agreement of $0.8 million. The expenses are recorded as a component of SG&A expenses on the condensed consolidated statements of operations. Additionally, as of September 30, 2021, the Company owed SNBL $0.3 million for services rendered under the services agreement. No such amount was owed to SNBL as of December 31, 2020.

11.    Earnings Per Share
The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share (“EPS”) computations for the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$169,115	$9,102	$267,915	$58,093
Net income attributable to noncontrolling interest	(2,044)	(1,587)	(3,955)	(4,499)
Recapitalization investment portfolio consideration	(14,150)	44,468	22,189	(6,529)
Net income attributable to common stockholders of PPD, Inc.	$152,921	$51,983	$286,149	$47,065
Denominator:
Basic weighted-average common shares outstanding	351,351	348,672	350,974	338,277
Effect of dilutive stock options and share awards	8,187	6,158	7,852	4,882
Diluted weighted-average common shares outstanding	359,538	354,830	358,826	343,159
Earnings per share:
Basic	$0.44	$0.15	$0.82	$0.14
Diluted	$0.43	$0.15	$0.80	$0.14
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
The number of potential common shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted EPS, weighted for the portion of the period they were outstanding, for the respective periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Anti-dilutive equity awards	2,256	320	2,106	469
At September 30, 2021, unvested (i) performance-based options, (ii) performance stock units and (iii) liquidity/realization options totaling 5.2 million potential shares were outstanding but excluded from the calculation of diluted EPS, as these shares are contingently issuable based on the Company’s actual or expected achievement of performance factors or certain market conditions.
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
Information on reportable segment revenue and segment operating income, including a reconciliation of segment operating income to consolidated income from operations, for the respective periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Segment revenue:
Clinical Development Services	$1,270,613	$1,008,639	$3,688,200	$2,694,775
Laboratory Services	290,183	225,163	826,448	622,407
Total segment revenue	1,560,796	1,233,802	4,514,648	3,317,182
Segment direct costs:
Clinical Development Services	397,416	330,281	1,130,521	922,737
Laboratory Services	129,785	102,355	368,741	279,154
Total segment direct costs	527,201	432,636	1,499,262	1,201,891
Segment reimbursed costs:
Clinical Development Services	399,687	309,117	1,229,773	730,872
Laboratory Services	33,671	26,749	100,931	79,651
Total segment reimbursed costs	433,358	335,866	1,330,704	810,523
Segment SG&A expenses:
Clinical Development Services	206,644	137,984	574,069	415,334
Laboratory Services	31,217	23,283	88,651	66,929
Total segment SG&A expenses	237,861	161,267	662,720	482,263
Segment operating income:
Clinical Development Services	266,866	231,257	753,837	625,832
Laboratory Services	95,510	72,776	268,125	196,673
Total segment operating income	362,376	304,033	1,021,962	822,505

Operating costs and expenses not allocated to segments:
Direct costs	2,489	786	8,248	20,809
SG&A expenses	97,763	88,053	296,867	252,449
Depreciation and amortization	74,028	71,317	227,426	206,395
Long-lived asset impairment	—	1,414	1,584	1,414
Income from operations	$188,096	$142,463	$487,837	$341,438
13.    Entity-wide Information by Geographic Location
The table below presents certain entity-wide information about the Company’s operations by geographic location. The Company allocates revenues to geographic locations based on where the services are performed. Total revenues by geographic location for the respective periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue:
North America	$977,628	$737,234	$2,766,477	$1,869,533
Latin America	41,220	39,589	135,236	130,210
Europe, Middle East and Africa	396,285	331,996	1,170,669	965,606
Asia-Pacific	145,663	124,983	442,266	351,833
Revenue	$1,560,796	$1,233,802	$4,514,648	$3,317,182

14.    Other Income (Expense), Net
The components of other income (expense), net, for the respective periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Other income (expense), net:
Foreign currency gains (losses), net	$20,773	$(17,509)	$16,008	$(3,055)
Interest rate swap (losses) gains	(69)	209	598	(11,398)
Other income	351	365	1,029	954
Other expense	(33)	(218)	(243)	(598)
Total other income (expense), net	$21,022	$(17,153)	$17,392	$(14,097)

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
On July 16, 2021, we and Thermo Fisher each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Federal Trade Commission (“FTC”), in connection with the FTC’s review of the proposed merger. The effect of the Second Request is to extend the waiting period imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until the 30th day after substantial compliance by us and Thermo Fisher with the Second Request, unless the waiting period is terminated earlier by the FTC. As of October 22, 2021, both we and Thermo Fisher had certified substantial compliance with the Second Request. The consummation of the proposed merger remains subject to the satisfaction or, to the extent permitted by law, waiver of customary closing conditions, including approvals under the HSR Act and certain other competition and foreign direct investment laws. Subject to such closing conditions, we continue to expect the proposed merger to close by the end of 2021. Third-party costs incurred related to the proposed merger during the three and nine months ended September 30, 2021 were $1.9 million and $13.4 million, respectively, and are recorded as a component of selling, general and administrative (“SG&A”) expenses on the condensed consolidated statements of operations.

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
COVID-19 Pandemic
In March 2020, the World Health Organization declared COVID-19 a global pandemic which resulted in travel and business disruption and volatile conditions in the capital and credit markets and overall economy. Globally, governments implemented travel bans, stay at home or total lock-down mandates and other social distancing measures to combat the spread of COVID-19, which have begun, in certain areas, to be partially or fully lifted during 2021. Additionally, in 2021, the global economy has, with certain setbacks, begun reopening and there has been wider distribution of vaccines to treat COVID-19. In response to the global pandemic, we created and continue to maintain a pandemic response committee of company leaders, including our chief medical officer, to help manage our response. Our company has been and continues to be focused on (i) the health and safety of our employees and the patients we recruit/enroll and (ii) business continuity, preserving the integrity of the work we do for our customers, such as providing support for vaccines and anti-viral therapies for COVID-19. In addition, to maximize employee safety and work productivity, we have (i) continued to maintain certain health and safety measures for all employees, (ii) provided COVID-19 testing for employees in critical patient-facing and laboratory roles and (iii) supported employees in obtaining COVID-19 vaccinations. During the first nine months of 2021, we began to lift certain travel restrictions for our employees and reopened offices in certain jurisdictions including the U.S. and the U.K., providing the option for our remote enabled employees to return to the office. Certain of our offices outside of the U.S. remained closed for remote enabled employees but are being evaluated for reopening using country-specific health and safety criteria.
During the first nine months of 2021, the pandemic primarily impacted our Clinical Development Services segment. While we continued to experience improvements in operating metrics during the first nine months of 2021, the impact of the pandemic continued to limit the ability of our employees to visit certain hospitals and other clinical research sites to conduct monitoring and other activities and patient recruitment and enrollment activities. Our Laboratory Services segment continued to operate at full capacity during the first nine months of 2021. Where necessary, we continue to take measures to mitigate the impact of the pandemic across our business.
We are closely monitoring the changing landscape with respect to the pandemic, including with respect to potential infection surges and the emergence of new variants of the virus, and taking actions to manage our business and support our employees, customers and the patients we recruit/enroll. Depending on the future duration, severity and impacts of the pandemic, we may have to shut down one or all of our Phase I clinics or shut down one or more of our laboratories, other clinics or offices due to patient safety, government restrictions, illness or other impacts in connection with the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact of the pandemic to our business, results of operations, financial condition and liquidity. For further discussion of the risks related to our business and the COVID-19 pandemic, see Part II, Item 1A, “Risk Factors,” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” included in our 2020 Form 10-K.
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
We assess our revenue based on our primary business segments, Clinical Development Services and Laboratory Services. Our Clinical Development Services segment represented 81.4% and 81.8% of revenue for the three months ended September 30, 2021 and 2020, respectively, and 81.7% and 81.2% of revenue for the nine months ended September 30, 2021 and 2020, respectively, with the remainder generated from Laboratory Services.

We have a diverse customer mix, with no one customer accounting for more than 10% of our revenue for the three and nine months ended September 30, 2021 or 2020. Our top 10 customers accounted for approximately 51.8% and 55.6% of our revenue for the three months ended September 30, 2021 and 2020, respectively, and 51.1% and 52.3% for the nine months ended September 30, 2021 and 2020, respectively. Based on the diversity of our customer base, we do not believe we have significant customer concentration risk. We do not have any significant product revenues.
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
Net Authorizations and Backlog
The following table provides selected information related to our net authorizations and backlog as of and for the three months ended September 30:

	Historical Basis		ASC 606 Basis
(dollars in millions)	2021	2020	2021	2020
Net authorizations	$1,352.7	$1,200.3	$2,253.3	$1,764.5
Backlog	9,492.5	7,890.4	14,592.0	11,720.1
Backlog conversion	12.2%	11.8%	11.2%	11.0%
Net book-to-bill	1.19x	1.35x	1.44x	1.43x

The increase in net authorizations and backlog in 2021 for the metrics above as compared to the same period in the prior year was primarily due to continued growth in new business awards, including awards related to the COVID-19 pandemic, and fewer award cancellations, partially offset by unfavorable net foreign currency fluctuations.
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

Consolidated Results of Operations
Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
Consolidated Results of Operations

Revenue	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Revenue	$1,560,796	$1,233,802	$326,994	26.5%

Revenue increased $327.0 million, or 26.5%, to $1,560.8 million for the three months ended September 30, 2021 as compared to the same period in 2020. Revenue increased (i) 25.9% from organic volume growth across our business due to higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2021, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 0.6% from the favorable impact from foreign currency exchange rates.

Direct Costs	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Direct costs, exclusive of depreciation and amortization	$529,690	$433,422	$96,268	22.2%
% of revenue	33.9%	35.1%
Direct costs increased $96.3 million to $529.7 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $49.4 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases including stock-based compensation expense, (ii) a $32.6 million increase in contract labor and certain project delivery costs, (iii) an $11.1 million increase in laboratory supply costs in connection with the growth in revenue and (iv) a 0.8% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, direct costs decreased to 33.9% for the three months ended September 30, 2021 as compared to 35.1% in the same period in 2020 primarily due to the factors identified above.

Reimbursed Costs	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Reimbursed costs	$433,358	$335,866	$97,492	29.0%
% of revenue	27.8%	27.2%
Reimbursed costs increased $97.5 million to $433.4 million for the three months ended September 30, 2021 as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. As a percentage of revenue, reimbursed costs increased to 27.8% for the three months ended September 30, 2021 as compared to 27.2% in the same period in 2020 primarily due to the factors identified above. The impact from foreign currency exchange rates was insignificant.

Selling, General and Administrative Expenses	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Selling, general and administrative expenses	$335,624	$249,320	$86,304	34.6%
% of revenue	21.5%	20.2%
SG&A expenses increased $86.3 million to $335.6 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $74.0 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases including stock-based compensation expense, (ii) a $6.4 million increase in technology costs primarily related to software licensing, (iii) a $1.9 million increase in third-party costs incurred related to the proposed merger with Thermo Fisher and (iv) a 0.8% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, SG&A expenses increased to 21.5% for the three months ended September 30, 2021 as compared to 20.2% in the same period in 2020 primarily due to the factors identified above.

Depreciation and Amortization	Three Months Ended September 30,
(in thousands)	2021	2020
Depreciation and amortization	$74,028	$71,317
Depreciation and amortization was $74.0 million for the three months ended September 30, 2021 as compared to $71.3 million in the same period in 2020. The increase in depreciation and amortization expense primarily relates to the impact from our laboratory facility expansions partially offset by a decrease due to the timing of amortization of certain definite-lived intangible assets.

Interest Expense, Net	Three Months Ended September 30,
(in thousands)	2021	2020
Interest expense, net	$(46,231)	$(49,882)
Interest expense, net, was $46.2 million for the three months ended September 30, 2021 as compared to $49.9 million in the same period in 2020. The decrease in interest expense was primarily due to a $7.6 million reduction related to a decrease in the variable interest rate on our New Term Loan as compared to our extinguished 2015 Term Loan, partially offset by an increase of $3.5 million from the unfavorable net impact of our interest rate swaps.

Gain (Loss) on Investments	Three Months Ended September 30,
(in thousands)	2021	2020
Gain (loss) on investments	$18,971	$(53,100)
Gain on investments was $19.0 million for the three months ended September 30, 2021 as compared to a loss of $53.1 million in the same period in 2020. The gains and losses for both periods were primarily a result of changes in the fair values of the net asset values of our investments, which included changes in the publicly traded stock prices of certain underlying holdings within our investments in limited partnerships.
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

Other Income (Expense), Net	Three Months Ended September 30,
(in thousands)	2021	2020
Other income (expense), net	$21,022	$(17,153)
Other income, net, was $21.0 million for the three months ended September 30, 2021 as compared to other expense, net, of $17.2 million in the same period in 2020. Foreign exchange rate movement resulted in transaction and re-measurement gains of $20.8 million for the three months ended September 30, 2021 and losses of $17.5 million in the same period in 2020.

Provision for Income Taxes	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Provision for income taxes	$39,993	$11,169
Effective income tax rate	22.0%	50.0%
Our provision for income taxes was $40.0 million, resulting in an effective income tax rate of 22.0%, for the three months ended September 30, 2021 as compared to a provision of $11.2 million, or an effective income tax rate of 50.0%, in the same period in 2020. Our provision for income taxes for the three months ended September 30, 2021 was primarily due to the estimated tax effect on our pre-tax income. Our provision for income taxes for the three months ended September 30, 2020 was primarily due to the estimated tax on our distribution of pre-tax income among domestic and foreign jurisdictions and the impact of statutory rate changes in the United Kingdom.

Equity in Earnings (Losses) of Unconsolidated Affiliates, Net of Income Taxes	Three Months Ended September 30,
(in thousands)	2021	2020
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes	$27,250	(2,057)
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes, was income of $27.3 million for the three months ended September 30, 2021 as compared to a loss of $2.1 million in the same period in 2020. The income for the current period was due to the gain recorded for the dilution of our ownership in one of our unconsolidated affiliates, partially offset by the operating losses of our unconsolidated affiliates. The loss in the prior period was due to the operating losses of our unconsolidated affiliates.

Segment Results of Operations
Clinical Development Services and Laboratory Services segment results for the three months ended September 30, 2021 and 2020 are detailed below.

Clinical Development Services	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Segment revenue	$1,270,613	$1,008,639	$261,974	26.0%
Segment direct costs	397,416	330,281	67,135	20.3
Segment reimbursed costs	399,687	309,117	90,570	29.3
Segment SG&A expenses	206,644	137,984	68,660	49.8
Segment operating income	$266,866	$231,257	$35,609	15.4
Segment Revenue
Clinical Development Services’ revenue was $1,270.6 million for the three months ended September 30, 2021, an increase of $262.0 million as compared to the same period in 2020. Revenue increased (i) 25.2% from organic volume growth primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2021, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 0.8% from the favorable impact from foreign currency exchange rates.
Segment Direct Costs
Clinical Development Services’ direct costs were $397.4 million for the three months ended September 30, 2021, an increase of $67.1 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $34.4 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, (ii) a $30.4 million increase in contract labor and certain project delivery costs and (iii) a 0.9% increase from the unfavorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $399.7 million for the three months ended September 30, 2021, an increase of $90.6 million as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. The impact from foreign currency exchange rates was insignificant.
Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $206.6 million for the three months ended September 30, 2021, an increase of $68.7 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $58.4 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases and (ii) a 1.0% increase from the unfavorable impact from foreign currency exchange rates.

Laboratory Services	Three Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Segment revenue	$290,183	$225,163	$65,020	28.9%
Segment direct costs	129,785	102,355	27,430	26.8
Segment reimbursed costs	33,671	26,749	6,922	25.9
Segment SG&A expenses	31,217	23,283	7,934	34.1
Segment operating income	$95,510	$72,776	$22,734	31.2
Segment Revenue
Laboratory Services’ revenue was $290.2 million for the three months ended September 30, 2021, an increase of $65.0 million as compared to the same period in 2020. Revenue increased from organic volume growth across all our laboratory services in part due to higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2021, including awards and associated revenue for COVID-19 work. The higher opening backlog was primarily due to increased net authorizations across all of our lab businesses in 2020 as compared to 2019. The impact from foreign currency exchange rates was insignificant.

Segment Direct Costs
Laboratory Services’ direct costs were $129.8 million for the three months ended September 30, 2021, an increase of $27.4 million as compared to the same period in 2020. The increase in direct costs was primarily due to a $13.2 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, and an $11.1 million increase in laboratory supply costs in connection with the growth in revenue. The impact from foreign currency exchange rates was insignificant.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $33.7 million for the three months ended September 30, 2021, an increase of $6.9 million as compared to the same period in 2020. Reimbursed costs increased primarily due to (i) the increase in revenue, (ii) higher shipping costs and (iii) the general timing of costs incurred across our portfolio of work. The impact from foreign currency exchange rates was insignificant.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $31.2 million for the three months ended September 30, 2021, an increase of $7.9 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to an $8.0 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases. The impact from foreign currency exchange rates was insignificant.
Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020
Consolidated Results of Operations

Revenue	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Revenue	$4,514,648	$3,317,182	$1,197,466	36.1%
Revenue increased $1,197.5 million, or 36.1%, to $4,514.6 million for the nine months ended September 30, 2021 as compared to the same period in 2020. Revenue increased (i) 34.7% from organic volume growth across our business due to higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2021, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 1.4% from the favorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations across our business in 2020 as compared to 2019.

Direct Costs	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Direct costs, exclusive of depreciation and amortization	$1,507,510	$1,222,700	$284,810	23.3%
% of revenue	33.4%	36.9%
Direct costs increased $284.8 million to $1,507.5 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $161.4 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases including stock-based compensation expense, (ii) an $89.4 million increase in contract labor and certain project delivery costs, (iii) a $35.5 million increase in laboratory supply costs in connection with the growth in revenue and (iv) a 2.0% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, direct costs decreased to 33.4% for the nine months ended September 30, 2021 as compared to 36.9% in the same period in 2020 primarily due to the increase in indirect revenue included as part of revenue which does not have a corresponding impact on direct costs.

Reimbursed Costs	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Reimbursed costs	$1,330,704	$810,523	$520,181	64.2%
% of revenue	29.5%	24.4%

Reimbursed costs increased $520.2 million to $1,330.7 million for the nine months ended September 30, 2021 as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs, and a 1.9% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors. As a percentage of revenue, reimbursed costs increased to 29.5% for the nine months ended September 30, 2021 as compared to 24.4% in the same period in 2020 primarily due to the factors identified above as well as the increase in indirect revenue included as part of revenue which has a corresponding impact on reimbursed costs.

Selling, General and Administrative Expenses	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Selling, general and administrative expenses	$959,587	$734,712	$224,875	30.6%
% of revenue	21.3%	22.1%
SG&A expenses increased $224.9 million to $959.6 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $179.5 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases including stock-based compensation expense, (ii) a $15.9 million increase in technology costs primarily related to software licensing, (iii) a $13.4 million increase in third-party costs incurred related to the proposed merger with Thermo Fisher and (iv) a 1.8% increase from the unfavorable impact from foreign currency exchange rates. As a percentage of revenue, SG&A expenses decreased to 21.3% for the nine months ended September 30, 2021 as compared to 22.1% in the same period in 2020 primarily due to (i) lower travel and associated expenses and (ii) the increase in indirect revenue included as part of revenue which does not have a corresponding impact on SG&A expenses.

Depreciation and Amortization	Nine Months Ended September 30,
(in thousands)	2021	2020
Depreciation and amortization	$227,426	$206,395
Depreciation and amortization was $227.4 million for the nine months ended September 30, 2021 as compared to $206.4 million in the same period in 2020. The increase in depreciation and amortization expense primarily relates to (i) the impact from our laboratory facility expansions, (ii) new purchased and internally developed software and (iii) amortization expense for the acceleration of the useful life of certain intangible asset trade names, partially offset by a decrease due to the timing of amortization of certain definite-lived intangible assets.

Interest Expense, Net	Nine Months Ended September 30,
(in thousands)	2021	2020
Interest expense, net	$(139,577)	$(165,995)
Interest expense, net, was $139.6 million for the nine months ended September 30, 2021 as compared to $166.0 million in the same period in 2020. The decrease in interest expense was primarily due to (i) a $25.0 million reduction related to a decrease in the variable interest rate on our New Term Loan as compared to our extinguished 2015 Term Loan, (ii) a $15.4 million reduction as a result of the redemption of our unsecured Senior PIK Toggle Notes (the “HoldCo Notes”) as part of our initial public offering (“IPO”) during the first quarter of 2020 and (iii) the impact from the lower interest rate on our unsecured senior notes that were refinanced during the second quarter of 2020, partially offset by an increase of $20.5 million from the unfavorable net impact of our interest rate swaps.

Loss on Extinguishment of Debt	Nine Months Ended September 30,
(in thousands)	2021	2020
Loss on extinguishment of debt	$(10,677)	$(93,534)
Loss on extinguishment of debt was $10.7 million for the nine months ended September 30, 2021 as compared to $93.5 million in the same period in 2020. The loss in the current period resulted from the write off of our previously recorded unamortized debt discount and deferred debt issuance costs related to the extinguishments of our 2015 Term Loan and 2015 Revolving Credit Facility. The loss in the prior period resulted from the early extinguishment of our HoldCo Notes and the early extinguishment of our unsecured senior notes (the “OpCo Notes”) and consisted of redemption premiums of $50.4 million and the write off of our unamortized debt discount and deferred debt issuance costs of $43.1 million.

(Loss) Gain on Investments	Nine Months Ended September 30,
(in thousands)	2021	2020
(Loss) gain on investments	$(28,127)	$16,649
Loss on investments was $28.1 million for the nine months ended September 30, 2021 as compared to a gain of $16.6 million in the same period in 2020. The losses and gains for both periods were primarily a result of changes in the fair values of the net asset values of our investments, which included changes in the publicly traded stock prices of certain underlying holdings within our investments in limited partnerships, partially offset by changes to the discount rate on certain investments in the prior year.
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

Other Income (Expense), Net	Nine Months Ended September 30,
(in thousands)	2021	2020
Other income (expense), net	$17,392	$(14,097)
Other income, net, was $17.4 million for the nine months ended September 30, 2021 as compared to other expense, net, of $14.1 million in the same period in 2020. Foreign exchange rate movement resulted in transaction and re-measurement gains of $16.0 million for the nine months ended September 30, 2021 and losses of $3.1 million in the same period in 2020. Interest rate swap hedging activity resulted in gains of $0.6 million for the nine months ended September 30, 2021 and losses of $11.4 million in the same period in 2020.

Provision for Income Taxes	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Provision for income taxes	$81,421	$20,682
Effective income tax rate	24.9%	24.5%
Our provision for income taxes was $81.4 million, resulting in an effective income tax rate of 24.9% for the nine months ended September 30, 2021 as compared to a provision of $20.7 million, or an effective income tax rate of 24.5%, in the same period in 2020. Our provision for income taxes for the nine months ended September 30, 2021 and 2020 was primarily due to the estimated tax effect on our pre-tax income.

Equity in Earnings (Losses) of Unconsolidated Affiliates, Net of Income Taxes	Nine Months Ended September 30,
(in thousands)	2021	2020
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes	$22,488	$(5,686)
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes, was income of $22.5 million for the nine months ended September 30, 2021 as compared to a loss of $5.7 million in the same period in 2020. The income for the current period was due to the gain recorded for the dilution of our ownership in one of our unconsolidated affiliates, partially offset by the operating losses of our unconsolidated affiliates. The loss in the prior period was due to the operating losses of our unconsolidated affiliates.

Segment Results of Operations
Clinical Development Services and Laboratory Services segment results for the nine months ended September 30, 2021 and 2020 are detailed below.

Clinical Development Services	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Segment revenue	$3,688,200	$2,694,775	$993,425	36.9%
Segment direct costs	1,130,521	922,737	207,784	22.5
Segment reimbursed costs	1,229,773	730,872	498,901	68.3
Segment SG&A expenses	574,069	415,334	158,735	38.2
Segment operating income	$753,837	$625,832	$128,005	20.5
Segment Revenue
Clinical Development Services’ revenue was $3,688.2 million for the nine months ended September 30, 2021, an increase of $993.4 million as compared to the same period in 2020. Revenue increased (i) 35.4% from organic volume growth primarily from our Phase II-IV clinical trial management services as a result of higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2021, (ii) from awards and associated revenue for certain COVID-19 work which has a higher mix of indirect revenue and (iii) 1.5% from the favorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations for our Phase II-IV clinical trial management services in 2020 as compared to 2019.
Segment Direct Costs
Clinical Development Services’ direct costs were $1,130.5 million for the nine months ended September 30, 2021, an increase of $207.8 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $126.4 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, (ii) an $82.4 million increase in contract labor and certain project delivery costs and (iii) a 2.3% increase from the unfavorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Clinical Development Services’ reimbursed costs were $1,229.8 million for the nine months ended September 30, 2021, an increase of $498.9 million as compared to the same period in 2020. Reimbursed costs increased primarily due to the increase in revenue, including growth related to certain awards of work for COVID-19 which have significant reimbursed costs, and a 1.9% increase from the unfavorable impact from foreign currency exchange rates. The increase in reimbursed costs was also impacted by the general timing of costs incurred across our portfolio of work, which vary over the course of clinical trials due to (i) the timing of the work performed, (ii) scope changes and (iii) the complexity and phase of the study, among other factors.
Segment SG&A Expenses
Clinical Development Services’ SG&A expenses were $574.1 million for the nine months ended September 30, 2021, an increase of $158.7 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to (i) a $144.0 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases and (ii) a 2.3% increase from the unfavorable impact from foreign currency exchange rates. The increase in SG&A expenses was partially offset by lower travel and associated expenses.

Laboratory Services	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change
Segment revenue	$826,448	$622,407	$204,041	32.8%
Segment direct costs	368,741	279,154	89,587	32.1
Segment reimbursed costs	100,931	79,651	21,280	26.7
Segment SG&A expenses	88,651	66,929	21,722	32.5
Segment operating income	$268,125	$196,673	$71,452	36.3

Segment Revenue
Laboratory Services’ revenue was $826.4 million for the nine months ended September 30, 2021, an increase of $204.0 million as compared to the same period in 2020. Revenue increased (i) 31.9% from organic volume growth across all our laboratory services in part due to higher opening backlog at the beginning of the period as compared to the prior year and overall growth in new business awards during 2021, (ii) awards and associated revenue for COVID-19 work and (iii) 0.9% from the favorable impact from foreign currency exchange rates. The higher opening backlog was primarily due to increased net authorizations across all of our lab businesses in 2020 as compared to 2019.
Segment Direct Costs
Laboratory Services’ direct costs were $368.7 million for the nine months ended September 30, 2021, an increase of $89.6 million as compared to the same period in 2020. The increase in direct costs was primarily due to (i) a $44.8 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases and (ii) a $35.5 million increase in laboratory supply costs in connection with the growth in revenue and (iii) a 1.1% increase from the unfavorable impact from foreign currency exchange rates.
Segment Reimbursed Costs
Laboratory Services’ reimbursed costs were $100.9 million for the nine months ended September 30, 2021, an increase of $21.3 million as compared to the same period in 2020. Reimbursed costs increased primarily due to (i) the increase in revenue, (ii) higher shipping costs, (iii) the general timing of costs incurred across our portfolio of work and (iv) a 2.3% increase from the unfavorable impact from foreign currency exchange rates.
Segment SG&A Expenses
Laboratory Services’ SG&A expenses were $88.7 million for the nine months ended September 30, 2021, an increase of $21.7 million as compared to the same period in 2020. The increase in SG&A expenses was primarily due to a $20.4 million increase from growth in employee headcount to support current and anticipated growth in revenue, as well as compensation increases, and a 0.6% increase from the unfavorable impact from foreign currency exchange rates.
Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have historically funded our operations with cash flows from operations. We have historically used long-term debt and cash on hand to fund acquisitions and make special cash dividends or distributions to our stockholders. Our expected primary cash uses on a short-term and long-term basis are for repayment of debt, interest payments, working capital, capital expenditures, geographic or service offering expansion, acquisitions, investments and other general corporate purposes. We do not expect to declare any dividends on our common stock in the foreseeable future. We hold our cash balances in the United States and numerous locations throughout the rest of the world. As of September 30, 2021, we had $1,172.7 million of cash and cash equivalents of which $509.8 million was held by our foreign subsidiaries.
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
As required under the recapitalization transaction merger agreement, during the nine months ended September 30, 2021, we made cash distributions of approximately $12.8 million for the payment of a portion of the recapitalization investment portfolio liability from the cash proceeds received from the recapitalization investment portfolio. No distributions for the recapitalization investment portfolio liability were made during the nine months ended September 30, 2020. As of September 30, 2021, the recapitalization investment portfolio liability was $169.7 million.

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
Cash Flows

Cash flows from operating activities	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$586,393	$268,467
The increase in operating cash flows of $317.9 million was due to a $150.9 million increase in cash from the changes in operating assets and liabilities and a $167.0 million increase in net income and non-cash reconciling items. The increase in net income was primarily due to the overall cash earnings growth of the business. The change in operating assets and liabilities was primarily due to period over period fluctuations in the timing of collections and payments, with the change in cash from (i) net accounts receivable (defined as the sum of period-end balances of accounts receivable and unbilled services net of unearned revenue), (ii) accounts payable, accrued expenses and other liabilities, (iii) other assets and (iv) income taxes being favorable and the change in cash for prepaid expenses and other current assets being unfavorable.
The change in cash for net accounts receivable of $79.1 million for the nine months ended September 30, 2021 was largely due to the growth in revenue during the first nine months of 2021, as well as the favorable timing in the receipt of collections and contractual billings under our contracts. Other changes to cash flows from operating activities include a $72.5 million decrease in cash paid for interest and a $31.8 million net increase in cash paid for income taxes during the nine months ended September 30, 2021 as compared to the same period in 2020. Cash paid for interest decreased primarily due to (i) the redemption of our HoldCo Notes in the first quarter of 2020, (ii) the timing of cash paid for interest and lower interest rate associated with our unsecured senior notes which were refinanced in 2020 and (iii) a decrease in the variable interest rate for interest paid on our New Term Loan as compared to our extinguished 2015 Term Loan. The decrease in cash paid for interest was partially offset by an increase in interest paid on our interest rate swaps. We expect our cash paid for interest to continue to decrease going forward due to the lower interest rate on our New Term Loan as compared to the extinguished 2015 Term Loan and a lower interest rate on our unsecured senior notes. Net cash paid for income taxes increased due to higher actual and estimated taxable income as well as the timing of income tax payments made during the nine months ended September 30, 2021 as compared to the same period in 2020.

Cash flows from investing activities	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in investing activities	$(98,528)	$(111,775)
The decrease in cash used during the nine months ended September 30, 2021 was primarily due to the timing of purchases and payments for property and equipment partially offset by a net cash outflow for our investments in the current year as compared to a net cash inflow for investments in the prior year. Cash paid for property and equipment was $88.2 million and $116.4 million for the nine months ended September 30, 2021 and 2020, respectively. We used net cash of $8.7 million for investments in the current year and received net cash of $4.3 million for investments in the prior year. The change in cash for investments was due to the general timing of capital contributions, distributions received and investments in unconsolidated affiliates which may vary significantly from period to period.

Cash flows from financing activities	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by financing activities	$(70,552)	$306,298
During the nine months ended September 30, 2021, cash used in financing activities was primarily related to the extinguishment of our 2015 Credit Agreement and the entering into of our New Credit Agreement. Net cash proceeds of $3,034.8 million received for the New Term Loan were offset by (i) $3,064.0 million of cash used in the extinguishment of the 2015 Term Loan and (ii) $24.1 million for payments of debt issuance costs associated with the issuance of the New Credit Agreement. Additionally, we made payments of $12.8 million for a recapitalization investment portfolio distribution and received cash proceeds of $16.1 million related to the exercise of stock options. Payments for long-term debt and finance leases were $18.1 million.
During the nine months ended September 30, 2020, cash provided by financing activities was primarily due to cash proceeds of $1,773.0 million from our IPO, net of IPO costs paid. A portion of the IPO net proceeds were used to redeem our HoldCo Notes, which included $1,450.0 million of principal and a $14.5 million redemption premium. Additionally, in June 2020, we issued $1,200.0 million of unsecured senior notes, which was used to redeem our OpCo Notes, including $1,125.0 million of principal and a $35.9 million redemption premium. We used cash of $18.5 million for payments of debt issuance costs associated with the issuance of the unsecured senior notes. Payments for long-term debt and finance leases were $32.1 million. Additionally, we received cash proceeds of $14.3 million related to the exercise of stock options.
Indebtedness
On January 13, 2021, together with the Co-Borrower, we entered into and closed on the New Term Loan and the New Revolving Credit Facility under the New Credit Agreement. Borrowings under the New Term Loan bear interest at a rate equal to, at our option of either (a) Adjusted LIBOR plus a margin of 2.00% with an “Adjusted LIBOR floor” of 0.50% or (b) Base Rate plus a margin of 1.00%, with a “Base Rate floor” of 1.50%. Loans under the New Revolving Credit Facility bear interest at a rate equal to, at our option of either (a) Adjusted LIBOR plus a margin of 1.75% with an “Adjusted LIBOR floor” of 0.00% or (b) Base Rate plus a margin of 0.75% with a “Base Rate floor” of 1.00%. Pricing on each of the New Term Loan and New Revolving Credit Facility included a 25 basis point step-down to the respective interest rate margins upon the achievement and maintenance of a total net leverage ratio of 3.75:1.00 or lower which was achieved during the quarter ended September 30, 2021. In addition to paying interest on any outstanding principal under the New Revolving Credit Facility, we are required to pay a commitment fee on the unused portion, payable quarterly in arrears. Interest on the New Term Loan was based on Adjusted LIBOR as of September 30, 2021. Principal payments on the New Term Loan are payable on the last business day of each quarter.
As of September 30, 2021, we had total long-term debt and finance lease obligations outstanding of approximately $4,292.0 million, as well as $598.4 million of availability under our New Revolving Credit Facility, after giving effect to outstanding letters of credit. Other than the customary covenants and default provisions related to the New Credit Agreement, there were no changes to the debt covenants or default provisions related to our outstanding debt or other obligations during the first nine months of 2021. We were in compliance with all covenants for all long-term debt arrangements as of September 30, 2021 and December 31, 2020. For additional information on our debt and finance lease arrangements, debt covenants and default provisions, see Note 4, “Long-term Debt and Finance Lease Obligations,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 9, “Long-term Debt and Finance Lease Obligations,” of our audited consolidated financial statements included in our 2020 Form 10-K.
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

Key assumptions that drive the estimated fair values for the reporting units are our risk adjusted discounted cash flows and market comparable information for our industry. The fair value of a reporting unit could be negatively impacted by future events and circumstances. Such events or circumstances include a future decline in our results of operations, a decline in the valuation of biopharmaceutical company stocks, a significant slowdown in the worldwide economy, the impact of the COVID-19 pandemic on the biopharmaceutical industry, failure to meet the performance projections included in our forecasts of future operating results, loss of key customers and a reduction in R&D spending or outsourcing by biopharmaceutical companies, among other events and circumstances. Additionally, certain revenue streams of these reporting units were negatively impacted during the three and nine months ended September 30, 2021 by the COVID-19 pandemic, due to delays of new studies and/or pauses to ongoing studies or certain activities thereof, and to the extent that the impacts are significant in the future or result in a change to the long-term outlook, such impacts could trigger an impairment to these reporting units in the future. While no impairment charges were recorded during the three or nine months ended September 30, 2021, future goodwill or other long-lived asset impairment, if any, could have a material impact on our results of operations.
We discussed the accounting policies that we believe are most critical to the portrayal of our results of operations and financial condition and require management’s most difficult, subjective and complex judgments in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2020 Form 10-K. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three and nine months ended September 30, 2021, there were no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2020 Form 10-K.
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
On July 16, 2021, we and Thermo Fisher each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Federal Trade Commission (“FTC”), in connection with the FTC’s review of the Merger. The effect of the Second Request is to extend the waiting period imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) until the 30th day after substantial compliance by us and Thermo Fisher with the Second Request, unless the waiting period is terminated earlier by the FTC. As of October 22, 2021, both we and Thermo Fisher had certified substantial compliance with the Second Request.
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
•possibly foregoing certain business opportunities that we might otherwise pursue absent the proposed Merger;
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2021.

PPD, Inc.

By:	/s/ Christopher G. Scully
Name:	Christopher G. Scully
Title:	Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)